Form 10-K
period 2009-12-31
SunGame Corp
filed 2010-03-30
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

[ _]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-27831

SUNGAME CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8017623
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

501 Silverside Road, Suite 105, Wilmington, DE	19809
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (310) 666-0051

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities Registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  [_] No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  [_] No  [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X] No  [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [_]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 31, 2009 the market value was $-0-. There are approximately 5,899,500 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($-0-).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [X]  No  [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of  March 25, 2010 is 10,000,000.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

SUNGAME CORPORATION
FORM 10-K

PART I

This annual report on Form 10-K contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the Company, us, our future performance, our beliefs and our Management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or  variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the filing of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Sungame Corporation and its consolidated subsidiaries.

Item 1.  Business.

History

SunGame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as SunGame International, Inc.  On November 17, 2006, we changed our name to SunGame Corporation. We are a Delaware corporation organized for the purpose of engaging in any lawful business with a current plan to engage in the internet virtual world and Social Gaming space.

Overview

We are an early development stage company in the process of establishing a three dimensional, virtual world community called GameConnect.  Leveraging the increasing popularity of online communities with this proprietary “virtual world”, we intend to capitalize on the ever increasing popularity of gaming.  With an initial focus on casual and tournament skill-based gaming, we will also offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation and other features designed to build the community and generate repeat traffic to the Virtual world.

As each generation of computers become more powerful and affordable, and access to broadband internet increasingly available within the home, the gaming industry has become one of the most successful industries online.  The most popular online game, World of Warcraft, a “Massively Multiplayer Online Role-Playing Game” or “MMORPG” enables over 1 million players from around the world to play simultaneously.  Released in November 2004, it is estimated that World of Warcraft generated revenues in excess of $100 million in each of several different markets in its first year alone and recently announced it had signed its 10 millionth registered user. The potential for success in this sector has resulted in a perpetual delivery of new games to the market, much to the delight of the consumers, who seem to have a strong appetite for product.

The other component of the GameConnect experience is the social networking aspect.  The original web-based communities were formed to serve people with shared interests and activities, enabling them to communicate through message boards and email services.  Relevant content is created and posted by the members.  Within relatively short order, social networking revolutionized the way we communicate and share information on an everyday basis.  Networks such as MySpace and Facebook now boast millions of members, and the YouTube phenomenon is influencing the nature of presidential elections.

The next generation of the social network is set in a virtual world, members can create avatars to represent themselves and buy “real estate” which is then developed and customized to reflect their own personality and lifestyle. The leader in this new social network is SecondLife, which opened in June 2003.

However, while people around the world participate in these communities every day, few social networks have been able to establish a successful business model.  We intend to capitalize on the social networking, gaming and virtual world trends, providing users with a wide variety of skill games through GameConnect, a Virtual World online community where the members can socialize, play games, share content and compete in tournament with cash prices.  We will work to balance the more popular “standard” games such as bowling and golf, with original content created by independent game developers.  Like many of the traditional gaming sites, ours has instituted an “outsourcing” strategy, allowing members of the community to develop the content -- for gamers, by gamers.  The developer friendly culture is expected to result in continual generation of original and challenging games to keep residents within the world.

Initial response to the "soft launch" of our world has been very positive and management is now preparing to the official system launch , which is not incorporated as part of this report. We have created a targeted launch campaign which will provide for managed growth of the SunGame community, prizes and increased viewership.

In October 2008, we secured a $250,000 investment from Singapore based Mindzeye Consulting Pte, Ltd (Mindzeye) and India based Diamond Star Exports Pvt. Ltd. (Diamond Star).  As a result such investment, we have deployed the core system of SunGame and new servers in Singapore.  Customers have begun to participate in the games available in the world and loading money into their eWallets.  We have not recognized sales from the activities at this time, but we have had users of the product.

Since January 2009, we have established a development center in the Philippines.  We have also developed a proprietary Virtual world center with BC2 and B2B provisioning.  These developments have allowed us to deploy our B2C brand GameConnect and have launched the www.gameconnect.com website.

We currently have 5 games in the final stage of development:

1.	Golf
2.	Bowling
3.	Basketball
4.	Dogs with attitude
5.	Dragon fighting game

We are currently working to build a presence on the internet through such communities as MySpace.com, in order to actively market GameConnect to end users.

Industry

Despite the popularity of game console systems such as the Wii and Nintendo, the number one platform for games in 2007 was still personal computer.  This is largely attributed to online gaming, and this trend is expected to continue as computer graphics and memory increases and prices decline.

The “average” game player is no longer the 25 year old male.  As consumer exposure to computers and the internet increases, so does this player base. According to the Entertainment Software Association's 2007 ESSENTIAL FACTS ABOUT THE COMPUTER AND VIDEO GAME INDUSTRY, the average gamer is 33 years old and has been playing for 12 years. The following facts from that report provide insight with regard to our target audience.

o
40% of all players are women, and women over 18 years of age are one of the industry's fastest growing demographics, today adult women a greater portion of the game-playing population 33% than boys age 17 or younger 18%.

o
26% of game players are over the age of 50, an increase from 9% in 1999. This figure is sure to rise in coming years with nursing homes and senior centers across the nation now incorporating video games  into their activities.

o	51% of most frequent game players say they play games online at least one hour per week, up from 31 percent in 2002.
o	The average adult woman plays games 7.4 hours per week and the average adult man plays 7.6 hours per week.
o	45% of parents say they play computer and video games with their kids weekly.

Traditional online, virtual world games require players to pay a monthly fee to take part in the virtual world. In order to participate in these worlds, users must create an avatar - a character that will represent them in the virtual world.  This endeavor, in and of itself has spawned an industry; there are businesses devoted solely to the creation of customized avatars and their accessories and eBay regularly auctions “turnkey” avatars.  The maintenance of a virtual designee is an art that many individuals take great pride in, with some participants logging substantial amounts of time and money to create.

The general strategy of the virtual communities is to create a virtual world around a game on a massive scale, so that millions can use it at any time.  Games are initially free, enabling the community to develop, then as the audience reaches critical mass, retailer and advertising revenue will follow.  It seems that this strategy is working quite effectively.

In May of 2007, IBM announced a new virtual IBM Business Center offering a place for IBM sales people, clients and partners to meet and conduct business together. The center has six divisions: Reception; Sales Center; Technical Support Library; Innovation Center; Client Briefing Center; and Conference Center, all accessible through Second Life.  Staffed by real IBM sales representatives from around the world, their avatars can chat with visitors in several languages and build business relationships.

www.GameConnect.com

The GameConnect virtual world is based on a proprietary, fully owned system designed specifically for our company.  Our website is the portal to all of the GameConnect activities.

Joining the GameConnect.com community is fast and easy.  To establish a presence, users simply register at the site, after which they will be invited to download theGameConnect Application.  Once they have selected a user name, password and avatar, they can immediately start interacting with other GameConnect users.

For much of the rest of the function of the website, we will work in close partnership with “best solution” providers to integrate, host, localize and operate our technical system.  Our key focus will be to modify and enhance these applications to enhance the GameConnect experience for its members.

Consumer Applications

As a member of GameConnect, residents utilize their avatar to access a multitude of activities. Navigation is intuitive and the site is designed to attract member to the profit centers such as tournaments and music download.

GameConnect's currency is the Sun Buck, which can be earned by players as they spend time in the virtual world. While many residents will elect this option, as the average age of gamers rises and they assume the responsibilities of families and jobs, gamers have less time and more money, many prefer spending “real” money to build a bank account, likening it to renting a pay-per-view movie.  To that end, residents can also purchase Sun Bucks at a rate of 100 for each $1.

Game Play

The primary focus of the GameConnect community is gaming.  Visitors will be able to select from a broad spectrum of chance and skill-based games.  They will be able to challenge one or more other visitors to enter tournaments for cash prizes.

Tournaments

Once logged into the world, users will, in future versions, be able to search upcoming tournaments to determine which they would like to participate in.  Each tournament will have an entry cost, which will be deducted from the player's account or paid for before the start with an accepted payment method, such as a credit card.

Games can last from two to five minutes, and can include from two to hundreds of players at a single event.  Once a winner has been established, the prize will be awarded as a deposit directly into their accounts.  Prizes can be awarded in cash or Sun Bucks, depending on the method of payment used to enter the tournament.  For each tournament played we retain 20% of the "pot" with 80% going to the winner.  Upon completion of each tournament, all participants will be notified of the results via email.

Content Sharing

Long recognized as the Golden Rule of the internet, “Content Is King.”  Visitors will surely be impressed by “cool” applications and try the latest thing, but if the content is not worthwhile and appealing, they will not stay.

Game Creation

GameConnect's community will highlight gaming.  To that end, we have, and will continue to established relationships with independent gamer developers around the world.  Game developers will be able to register and be certified to upload their games to the GameConnect portfolio.  Once there, our incentive program offers registered programmers 10% of the revenue generated by their games, in addition to technical support with regard to system requirements, site code, etc.  Management is confident this structure will attract a substantial number of developers to the virtual world.

Music Downloading

Music is a highly popular online media which will be offered to visitors in a number of ways on GameConnect.  Music is streamed continuously over the site with a feature that enables visitors to click on the details of a title and/or download the song at any time.
The world features a music management application similar to iTunes(R), which will allow users to program and play music from their MP3 player and their GameConnect residence.  In addition to this advertising sponsored music offering, users will be able to download music for a fee.

Media Upload

Users will be able to upload and share their own photos, music, documents and videos for display in their virtual residence on GameConnect.

Networking

Chat

Community is the backbone of the GameConnect virtual world. While many visitors will come to play games, residents are also there to socialize with others.

Events

Once a resident has established their avatar and “personal space” i.e., a home or apartment, they may invite other residents, alone or in groups, to visit their GameConnect home, host an event, or go visit other GameConnect features together.

Administrative

Profile Management

Subscribers will be able to create their own content online, including the design of their room, changes to their avatar and updating of their profile.

Rather than having each individual create their own unique avatar, we provide users with a broad range of “fixed” avatars with some variables to change - i.e., hair color, outfit etc.  This structure provides us with some control with regard to the server capacity and speed, in addition to reducing the general system requirements for all users (i.e., not all residents will have the capacity on their system to interact with high resolution.

Sun Wallet

A critical factor to the generating continuous revenue is the ease and security with which payments can be made. The online game industry consists of an enormous variety of player demographics, each with their own payment preferences.  Some use credit cards, while others prefer bank account debiting, prepaid cards, or eWallets.

To this end, we have established several alternatives for residents to access and make payments to their accounts, through its relationship with PayPal, Moneybookers and Global Collect, a leader in the industry.  With Global Collect, we are able to process orders through credit cards, pre-paid cards, money orders andall other common payment alternatives. We can also offer bank-based payments such as direct debits and off-line bank transfer solutions.

With these payment providers, we are able to generate online and electronic reporting of all payment types from a single source.  We can create customized reports to manage and review its accounts on a real-time basis. Sophisticated fraud screening services protect us from enabling non-paying customers from playing.

Account Management

Once registered,  users can manage their finances,  including adding SunBucks to their Wallet, purchasing virtual goods, collecting tournament winnings,  upgrading their membership,  paying  subscription fees or submitting cash tournament entry fees.

Basic membership is available at no charge to visitors; however users will also in next version have the option of a VIP membership for a monthly fee.  As a VIP member, users will have access to premier apartment, be granted a monthly Sun Bucks allowance, secure priority reservations for high profile tournaments, early notification of special events and new features.

Business Applications

The substantial opportunities in the interactive market give corporations a significant economic incentive to develop multi-media marketing campaigns.  This “Transmedia” approach is particularly popular within the entertainment industry as it enables producers to convey a story through a myriad of layers, encouraging fan participation and interaction.

Conventional websites are no longer adequate for success.  Television shows such as LOST and Heroes are the definitive examples, offering their audience an “experience” including ancillary materials, wikis, exploration games, back stories, cast bios, blogs, fan discussions, spoiler rumors, and screenshots.

Sun Game will pursue this sector, offering its development services to companies looking to utilize a multi-media marketing strategy. Anticipated activities include the following.

Third Party/Private Label Development

We will create turnkey virtual worlds for companies seeking to establish a presence in this sector. Initially our focus will be the entertainment sector.  Management believes this market represents a significant opportunity as their focus on promotion is well established, and a virtual presence provides a distinct marketing advantage.  Longer term it is expected that a virtual component will be commonplace within many market sectors, particularly those websites looking to appeal to a younger or computer savvy audience.  We offer a natural outsourcing alternative for those firms with the desire but without the capabilities to develop or maintain such an operation.

Operational

Companies can build private, secure, virtual “corporate headquarters” on GameConnect. Business residents will essentially enter their own “world” as created for them by us.  The activities and features of these worlds will be determined by the host.

Access Administration

Our platform will enable each business to remotely control the entry to their own virtual world.  Office administrators can establish passwords and clearance levels to ensure that only the proper employees gain access to confidential information.

Commercial

Product placement is common in all forms of media, however brand marketing in the virtual world provides customers with a significantly improved product interaction, and many companies and organizations now incorporate virtual worlds in their advertising budget.

E-Commerce

By creating an online store within GameConnect, users will be able to “interact” with products.  For example, IBM has built a virtual store for Sears, where users can mock up a kitchen with Sears' appliances.

Gaming

As virtual worlds continue to gain in popularity, corporations will continue to seek ways to participate in this media.  SunGame will work with corporate clients to develop online games for consumers. Games will be designed to generate brand and product awareness.

Advertising

While the use of advertising within “virtual worlds” is a comparatively new idea.  Management expects advertisement placement within its GameConnect games will make a contribution to revenue in the relatively near term.

Competition

There are a number of companies active in the virtual world and gaming sectors that are already established.  These companies include:

•	SecondLife.com
•	Zynga.com
•	Pogo.com
•	King.com
•	Gameaccount.com

These established sites each have targeted a very specific genre of internet users.  For example SecondLife is developed more towards technical users and Zynga has launched Social Networking games on Facebook.

There are 3 main market segments within the virtual world industry:

1.	Virtual world provisioning to end users
2.	White label provisioning of virtual worlds to corporations using own proprietary software
3.	Virtual world customization (branding) to corporations using own or 3rd party virtual world systems

We are in a position to be able to offer a solution to all three markets segments.  We have already launched the first Virtual World to end users and will ensure successful growth of this business.  We have developed software and will begin the marketing of White Label provisioning of Virtual Worlds.  Each corporate customer that buys a White Label Virtual World System from us will have the opportunity to customize and brand the virtual world using their own resources or place that branding project in conjunction with us.  In many cases, it will be more natural to place most or all of the customization/branding project with the Company.

Expansion Strategy

We have developed a focused, multi-pronged expansion strategy.  The following tactics will be used to achieve our objectives.

Increase Membership Through Managed Growth

We have implemented a controlled approach to growth; seeking to increase membership at rates that will enable it to support its membership and maintain appropriate server to customer ratios.  Management estimates it can service approximately 5,000 registered users for each network server, which will correspond to 200 simultaneous usersin each network server.  Management also anticipates the current software platform will support approximately 1 million registered users.

We intend to promote the world through several channels. As the vast majority of virtual world communities achieve critical mass through word-of-mouth and grass roots “buzz”, we will promote SunGames through other social communities.  We will also look to reach potential residents through related blogs, gaming societies and conferences.

Solicit Game Developers

The initial game selection at GameConnect comprises three traditional skill-based games, including bowling, golf and jewel catcher. In keeping with our strategy to outsource the development of content, we expect the majority of its new gaming content will be created by independent game developers.  As new and exciting offerings will be critical to our success, the world's culture will seek to nurture the creative abilities of the independent developer, providing an environment that facilitates their efforts to develop a following.

We have created a package for game developers who become certified to provide content. In addition to retaining ownership of their intellectual property, developers will be entitled to 10% of the revenues generated by their product.

Pursue The Business To Business Market

Management anticipates the business to business (“B2B”) sector represents a significant opportunity for us.  It is estimated that 170 high profile companies, such as Coke, Dell, Ben and Jerry's, and Sun Microsystems have set up virtual worlds.  We anticipate the B2B sector will be attracted to our less technical interface, along with our ability to deliver customized, turn-key virtual worlds.

As an early entrant in the market, we are looking to establish a presence within the corporate marketplace by providing a comprehensive package for users. Beyond the creation of the virtual world, we will be able to provide a variety of user activities, including back-end provisioning, customer relations management, hardware and software setup, registration pages, profile pages, etc.

Backlog of Orders

We currently have no orders for sales at this time.

Government Contracts

We have no government contracts.

Company Sponsored Research And Development

We are not conducting any research.

Number Of Persons Employed

As of December 31, 2009, we have 1 full-time employee, Guy M. Robert and 1 part-time administrative employee.  Mr. Robert works up to 40 hours per week and other Directors work on an as needed basis up to 40 hours per week.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Properties.

We do not own any property, real or otherwise.  Our operations are principally located at 501 Silverside Road, Suite 105, Wilmington, DE 19809.  We pay monthly rent or fees for the use of this office and related facilities of $90.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceedings nor are any of our property the subject of any pending legal proceedings.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Currently there is no public trading market for our common stock, and we have not applied to have the common stock quoted for trading in any venue.  In the immediate future, we intend to apply to have the common stock quoted on the OTC Bulletin Board (the “OTCBB”).

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

As of December 31, 2009, we have 38 shareholders of record of our common stock.

We have not paid any dividends to shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future.  The Delaware Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities.

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as shown in the following table:

Name	Equity	Paid per Security	Date of Purchase	Accredited or Sophisticated
Adversor, Inc.	1500 common shares	$1500 services -formation of company	2006	Accredited
Adversor, Inc.	4,125,500 common shares	$775,000 debt relief	2008	Accredited
Friedland Capital	902,000 common shares	$50,000 corporate advisory finance services	2008	Accredited
Ranulf Jose Goss	1,375,000 common shares	$137,500 development services	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 common shares	$125,000 cash	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 warrant	$125,000 cash	2008	Accredited
Diamon Star Exports Ltd.	1,600,000 common shares	$400,000 in programming services	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 common shares	$125,000 cash	2009	Accredited
Mindzeye Consulting Pte. Ltd	100,000 common shares	$25,000 in development services	2009	Accredited
Diamon Star Exports Ltd.	900,000 common shares	Payment of services under agreement	2009	Accredited

Exemptions From Registration For Unregistered Sales

All of the sales by Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities,  without such securities  either being first registered or otherwise exempt from registration in any further resale or disposition.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

Since January 1, 2009, we have focused on making improvements to our network architecture.  We have enhanced the overall appearance of the world; what was formerly SunIsland is now GameConnect.com, and has a world view.  This updated version features landmarks and buildings from around the world, such as the Great Wall of China, the Pyramids, the Hollywood sign, etc.

In an effort to optimize and manage our growth, we have segregated our operation into two divisions, consumer and business to business.

The consumer division, now branded as GameConnect.com (GameConnect), continues to focus on the continued development and implementation of SunGame's Virtual World Systems for individuals.  GameConnect is available to users in both the United States and Canada.  The world focuses on targeting men and women, ages 18 to 28, the primary focus is on the development of a virtual community through casual games and other social networking activities.

GameConnect now offers a number of free applications, including, game play, chat, music download, and limited customization of their virtual world.  Subscribers have access to a growing number of features, currently including; significant customization of their virtual world and avatar, including accessories, furniture, clothing, etc.  Subscribers can download music, upload videos and pictures, challenge friends to and compete in online game tournaments, earning SunGameBucks for further use in the GameConnect community.  The system now includes a cross platform solution where mobile users with Java and Internet can log in to the Virtual World, see a list over the friends that are on line and are able to chat with them.

In addition to working on the continued development of the GameConnect virtual world, the Company continues to establish its capabilities to offer virtual world development and support functions for third parties.

RESULTS OF OPERATIONS

FOR YEAR ENDED DECEMBER 31, 2009 COMPARED TO
YEAR ENDED DECEMBER 31, 2008

Revenues

For the year ended December 31, 2009 we recognized revenue in the amount of $25,000 compared to the year ended December 31, 2008, in which we did not recognize any revenues from our operational activities.  The $25,000 revenue for the year ended December 31, 2009 resulted from the one time sale of the rights to use one of our many 3D objects contained in our Virtual World to a third party. This sale of the rights to use 3D objects was not exclusive and did not affect our ownership rights or our rights to these 3D objects. In addition, this sale does not affect our business plan or plan of operations.

Operating Expenses

For the year ended December 31, 2009, we incurred a total operational expense of $455,182 compared to $980,353 for the year ended December 31, 2008.  The net decrease of $525,171 was the result of the decrease of expenses attributable to stock based compensation and consulting costs, on the one hand, and the increase of expenses attributable to software development costs and start-up costs, on the other hand. The increase in start-up costs are a result of our increased operational activities and our efforts to file with the Securities and Exchange Commission the Registration Statement on Form S-1.

Net Income (Loss) From Operations

For the year ended December 31, 2009, we incurred a net loss of $430,182 compared to a net loss of $980,353 for the year ended December 31, 2008.  The decrease of $550,171 was a result of the increase in revenue and decrease in operational expenses as discussed in the preceding paragraphs. As of December 31, 2009, we have an accumulated deficit of $2,302,478.

Net Income (Loss) Applicable to Common Stock

For the year ended December 31, 2009, we recognized a net loss per share of $0.05 compared to a net loss per share of $0.46 for the year ended December 31, 2008. The reduction in net loss is directly attributable to the increase in revenue and reduction in operating expenses as discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had cash on hand of $2,011 and total assets of $3,132, consisting of cash of $2011 and net fixed assets of $1,121.  At December 31, 2009, we had total current liabilities of $334,701, consisting of $51,582 of accounts payable, $649 of credit cards payable, $165,000 in contracts payable and $117,470 loan payable to a stockholder.  At December 31, 2009, we had a working capital deficit of $332,690.

During the year ended December 31, 2009, cash used in operating activities was $152,745 compared to $203,007 during the year ended December 31, 2008.  During the year ended December 31, 2009, net losses of $430,182 were adjusted for a non-cash item consisting of $202 in depreciation.  During the year ended December 31, 2008, net losses of $980,353 were adjusted for non-cash items consisting of $46 in depreciation, and $587,300 in compensatory stock issuances.

During the year ended December 31, 2009, we did not use or receive funds from investing activities.  During the year ended December 31, 2008, we used $1,373 in our investing activities. The $1,373 was used to purchase office equipment.

During the year ended December 31, 2009, we received $132,470 from our financing activities.  During the year ended December 31, 2008, we received $223,740 from our financing activities.

In March 2009, per the existing Security Purchase Agreement, we received cash of $125,000 in exchange for 500,000 shares of restricted common stock. The shares were sold at a price of $0.25 per share.

During the year ended December 31, 2008, our majority shareholder, Adversor, Inc. advanced additional funds of $98,740 to support operations.  In 2008 Adversor contributed $107,109 to the Company's capital, leaving a yearend balance owed to Adversor of $110,000. During the year ended December 31, 2009, Adversor advanced an additional $7,470 to support operations. The balance owed to Adversor at December 31, 2009 is $117,470.  The amounts owed are non-interest bearing and due on demand.

In October 2008, we entered into a Security Purchase Agreement (Security Purchase Agreement) with a third party, we received cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of our restricted common stock. The warrant has an exercise price of $0.80 per share and a term of three years. The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.

In October 2008, we entered into a Services Agreements with two parties. The Services Agreements provides for us to receive services totaling up to $625,000 in connection with the development of our system and gaming software to be paid for by the issuance of up to 2,500,000 shares of our common stock. During the year ended December 31, 2008, we issued 1,600,000 of these shares in exchange for services performed at that time totaling $400,000. The shares were issued at a price of $0.25 per share.

In October 2008, we issued  4,123,500  shares of our restricted  common stock to our  majority  shareholder,  Adversor,  in  exchange  for their  efforts  in the settlement  of $775,000 of  outstanding  accounts  payable  owed to an unrelated third party vendor. The shares were issued at a price of $0.188 per share.

In September 2008, we issued 1,373,000 shares of our restricted common stock to our director, Mr. Goss as payment for services totaling $137,5,00. The shares were issued at a price of $0.10 per share.

In June 2008, we issued 902,000 shares of our restricted common stock to Friedland, in exchange for services totaling $50,000 provided under the Finance Advisory Services Agreement. The shares were issued at a price of $0.055 per share.

We anticipate funding operations through private investments and loans made by our current shareholders and management, however, we have no commitments for such funding as of the date of this report.  In addition, we anticipate generating revenue in the near future, however, we have no current commitments or contracts that could result in such revenue.  Management will have complete discretionary control over the actual utilization of said funds and there can be no assurance as to the manner or time in which said funds will be utilized.

We foresee that we will need a minimum of $300,000 to fund our operations for the next 12 months as follows:

System Development and Integration	$150,000
Professional Fees	$50,000
Sales, Marketing, Strategic Partnerships	$50,000
General & Administrative	$25,000
Working Capital	$25,000
Total	$300,000

We will need substantial additional capital to support our proposed future operations.  We have NO revenues.  We have NO committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

As a result of becoming a publicly reporting company with the SEC we will incur costs in connection with complying with the reporting requirements of the SEC.  Such costs will include annual audits and those legal costs in connection with making filings with the SEC.  We have accounted for such costs above in “Professional Fees” and “General & administrative”.  We do not anticipate such costs to be material after the effectiveness of this Registration Statement.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations.  Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the virtual world industry and therefore increase the risks associated with our operations due to lack of diversification.

We anticipate generating the vast majority of our revenues from our advertisers. Advertisers can generally terminate their contracts, at any time.  Advertisers could decide to not do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to remain competitive and provide value to advertisers, they may stop placing ads with us, which would negatively harm future revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could delay or reduce our revenues or negatively impact our ability to grow our revenues.

In the event we are unable to achieve additional capital raising through future private or public offerings, we will limit operations to fit within our capital availability. In such event, we will probably seek loans for operating capital.  We have not achieved any commitments for loans from any source.  In any event our business can be operated with a skeleton staff and have limited advertising/marketing budget, which could cause us to remain unprofitable and eventually fail.

Going Concern

The independent registered public accounting firm's report on our financial statements as of December 31, 2009 and 2008 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

We are dependent on raising additional equity and/or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses. We cannot make any assurances that we will be able to raise funds through such activities.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have not generated revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $24,000 (approximately $300,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 2-3 months. We are currently relying solely on current shareholders and management to provide the necessary funds to continue operations. We do not have any commitments for such funding from shareholders or management.

At the present time, we have not made any arrangements to raise additional cash. Management and current shareholders are expected, but have not committed, to provide the necessary working capital so as to permit us to conduct planned operations until such time as we have begun to generate revenue and/or have become sufficiently funded.  However, if we do not begin to generate revenue or cannot raise additional needed funds, we will either have to suspend development operations until we do raise the funds, or cease operations entirely.

In addition, the United States and the global business community is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and our operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page F-6 for the years ended December 31, 2009 and 2008. Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Risks And Uncertainties

We operate in an emerging industry that is subject to market acceptance and technological change. Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when we begin recording revenue the deemed date that the software is placed in service. As of the date of these financial statements the development of the software necessary to achieve the business purposes of our Company is in an undeterminable state causing us to deem the asset to be impaired. This conclusion requires that the costs incurred to date be treated as expenses as opposed to the capitalizing of the software.

Start-Up Costs

Start-up costs that would commonly be capitalized as Other Assets to be amortized over a period of five years have also been deemed to be impaired for the same reasons stated in the paragraph on “Software Costs”. Based on these circumstances, management has elected to expense these start-up costs as well.

“Long-lived assets” are reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying value of an asset is not recoverable. For Long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 8. Financial Statements And Supplementary Data.

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Wilmington, Delaware

I have audited the accompanying balance sheets of Sungame Corporation (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 14, 2006 (inception of the development stage) through December 31, 2009 . These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2009 and 2008, and the  results of its operations and its cash flows for the years then ended and for the period from November 14, 2006 (inception of the development stage) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 11, 2010	RONALD R. CHADWICK, P.C.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31,
	2009	2008

ASSETS:

Current Assets:
Cash	$2,011	$22,286
	-	-

Total Current Assets	2,011	22,286

Fixed Assets
Office Equipment	1,373	1,373
Accumulated Depreciation	(252)	(46)
Total Fixed Assets	1,121	1,327

TOTAL ASSETS	$3,132	$23,613

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$51,582	$-
Credit Cards Payable	649
Contracts Payable	165,000	190,000
Loans Payable - Stockholder	117,470	110,000

Total Current Liabilities	334,701	300,000

Stockholders' Deficiency:

Common stock, par value, $0.001	10,000	8,500
100,000,000 authorized with:
10,000,000 issued and outstanding at December 31, 2009
8,500,000 issued and outstanding at December 31, 2008
Paid in Capital	1,960,909	1,587,409
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(2,302,478)	(1,872,296)

Total Stockholders' Deficiency	(331,569)	(276,387)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,132	$23,613

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			November 13,
	Year ended		2006, (Inception)
	December 31,		to December 31,
	2009	2008	2009

Revenue:	$25,000	$-	$25,000

Total Income	-	-	25,000

Costs and Expenses:
Software development	371,235	120,500	1,356,284
Stock based compensation	-	587,300	587,300
Depreciation	206	46	252
Consulting costs	-	257,500	257,500
Startup costs	83,741	15,007	126,142

Total Expenses	455,182	980,353	2,327,478

Net Loss From Operations	(430,182)	(980,353)	(2,302,478)

Other Income and (Expenses)
	-	-	-

Net Loss	$(430,182)	$(980,353)	$(2,302,478)

Per Share Information
Loss per common share	$(0.05)	$(0.46)

Weighted average number of shares outstanding	9,550,000	2,126,125

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			November 13,
	Year ended		2006, (Inception)
	December 31,		to December 31,
	2009	2008	2009

Cash Flows from Operating Activities

Net Income (Loss)	$(430,182)	$(980,353)	$(2,302,478)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	206	46	252
Increase/(decrease) in accrued expenses	-	190,000	190,000
Increase in accounts payable	27,231	-	802,231
Compensatory stock issuances	250,000	587,300	837,300
Net Cash Used by Operating Activities	(152,745)	(203,007)	(472,695)

Cash Flows from Investing Activities

(Increase) in Fixed Assets	-	(1,373)	-

Net Cash Used for Investing Activities	-	(1,373)	-

Cash Flows from Financing Activities

Sales of Common Stock and Warrants	125,000	125,000	251,500
Paid in capital	-	107,109	107,109
(Decrease) Increase in Loans Payable	7,470	(8,369)	117,470

Net Cash Provided by Financing Activities	132,470	223,740	476,079

Net Increase in Cash & Cash Equivalents	(20,275)	19,360	3,384

Beginning Cash & Cash Equivalents	22,286	2,926	-

Ending Cash & Cash Equivalents	$2,011	$22,286	$3,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$250,000	$587,300	$837,300
Stock issued for debt relief	-	775,000	863,369
	$250,000	$1,362,300	$1,700,669

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholder's Equity (Deficit)

		Common			Preferred	Common	Stock
	Common	Dollars at	Paid in	Preferred	Dollars	Stock	Subscription	Retained	Stockholders'
	Shares	$0.001 Par	Capital	Shares	$0.001 Par	Subscribed	Receivable	Earnings	Equity
Balances 11/14/06	-	$-	$-	-	$-	$-	$-	$-	$-
Shares to parent for services	1,500	1	1,499						1,500
Net loss for year								(1,500)	(1,500)
Balances at December 31, 2006	1,500	$1	$1,499	-	$-	$-	$-	$(1,500)	$-

Net loss for year								(890,443)	(890,443)
Balances at December 31, 2007	1,500	$1	$1,499	-	$-	$-	$-	$(891,943)	$(890,443)

Shares issued to parent for debt relief	4,123,500	4,124	770,876						775,000
Shares issued for services	3,875,000	3,875	583,425						587,300
Shares issued for cash	500,000	500	119,500						120,000
Warrants issued for cash			5,000						5,000
Additional paid-in capital from parent			107,109						107,109
Net loss for year								(980,353)	(980,353)
Balances at December 31, 2008	8,500,000	$8,500	$1,587,409		$-	$-	$-	$(1,872,296)	$(276,387)

Shares issued for cash	500,000	500	124,500						125,000
Shares issued for services	1,000,000	1,000	249,000						250,000
Net loss for year								(430,182)	(430,182)
Balances at December 31, 2009	10,000,000	$10,000	$1,960,909	-	$-	$-	$-	$(2,302,478)	$(331,569)

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.	Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of SunGame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company that intends to become a leader in providing seamless gambling and skill gaming in a virtual world. The Company believes that it can exploit the market that is at the confluence of gaming and gambling, and that this market is very significant. The Company will provide various types of Skill Games in an online Virtual World where the users, regardless of location can compete and place bets, using virtual money or real money and where the end users can be individuals or corporations.

The main activity will be to provide a network that attracts players who interact in a seamless environment. The main goal will be to introduce competitive and unique products in an already established market place. The Company will be a premier marketer of money related activities that will have distinct comparative advantages compared to both direct and indirect competitors.

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Financial Accounting Standards No. 7. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological change. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s future expectations for the Company’s operations. The Company’s actual results could vary materially from management’s estimates and assumptions.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Property and Equipment

Property and equipment, when acquired, will be stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when the Company begins recording revenue the deemed date that the software is placed in service. As of the date of these financial statements the development of the software necessary to achieve the business purposes of the Company is in an undeterminable state causing the Company to deem the asset to be impaired. This conclusion requires that the costs incurred to date be treated as expenses as opposed to the capitalizing of the software.

Start-up Costs

Start-up costs that would commonly be capitalized as Other Assets to be amortized over a period of five years have also been deemed to be impaired for the same reasons stated in the paragraph on “Software Costs”. Based on these circumstances, management has elected to expense these start-up costs as well.

“Long-lived assets” are reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable or at least at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying value of an asset is not recoverable. For Long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties. The Company presently uses one vendor for all of its software development.

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such asset will not be recovered.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

At December 31, 2009 and 2008 the Company had net operating loss carryforwards of approximately $1,400,000 and $980,000 which begin to expire in 2026. The deferred tax asset of approximately $550,000 and $382,000 in 2009 and 2008 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2008 was $168,000 and $382,000.

2.	Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $430,182 for the year ended December 31, 2009, and an accumulated deficit of $2,302,478 as of December 31, 2009.  At December 31, 2009, the Company’s total current liabilities exceed total current assets by $331,569.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.	Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $371,235 at December 31, 2009. Per the discussion under “Software Costs” this amount has been expensed at this time.

4.	Accounts Payable

At December 31, 2007, accounts payable totaled $775,000 and was owed to one creditor, Adversor, a majority shareholder of the Company. During the year ended December 31, 2008, the creditor agreed to forgive the $775,000 in exchange for 4,123,500 shares of the Company’s restricted common stock (See Note 7).

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

5.	Contracts Payable

During the year ended December 31, 2008, the Company entered into a Corporate Finance Advisory Services Agreement with Friedland Global Capital Markets, LLC (Friedland) the Agreement provides that the Company would pay a total of $190,000 for services as set forth in the Agreement.  These funds are non-interest paying and due on demand. During the year ended December 31, 2009 the Company made payments in the amount of $25,000 against this obligation.

6.	Advance Payable, Related Party

During the year ended December 31, 2007, the Company’s majority shareholder, Adversor, Inc. (“Adversor”) advanced funds of $118,369 to the Company for operations. During the year ended December 31, 2008 Adversor advanced an additional $98,740 to support operations.  In 2008 Adversor donated $107,109 to the Company’s capital, leaving a year end balance owed to Adversor of $110,000.  At December 31, 2009 the Company had working capital advances due to Adversor $117,470. These funds are non-interest bearing and due on demand. Also, included in the Company’s $51,582 in accounts payable at end 2009 were $26,600 owed to Adversor. In 2009 the Company recording consulting fees to Adversor of $26,000.

7.	Stockholders’ Deficiency

Common Stock

In October 2008, the Company entered into a Security Purchase Agreement (Security Purchase Agreement) with a third party, the Company received cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of the Company’s restricted common stock.  The warrant has an exercise price of $0.80 per share and a term of three years.  The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.

In October 2008, the Company entered into a Services Agreements with two parties.  The Services Agreements provides for the Company to receive services totaling up to $625,000 in connection with the development of its website and gaming software to be paid for by the issuance of up to 2,500,000 shares of the Company’s common stock.  During the year ended December 31, 2008, the Company issued 1,600,000 of these shares in exchange for services performed at that time totaling $400,000.  The shares were issued at a price of $0.25 per share.

In October 2008, the Company issued 4,123,500 shares of its restricted common stock to its majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor.  The shares were issued at a price of $0.188 per share.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

In September 2008, the Company issued 1,373,000 shares of its restricted common stock to a director, Mr. Goss, of the Company as payment for services totaling $1,373,000.  The shares were issued at a price of $0.10 per share.

In June 2008, the Company issued 902,000 shares of its restricted common stock to Friedland, in exchange for services totaling $50,000 provided under the Finance Advisory Services Agreement.  The shares were issued at a price of $0.055 per share.

In March of 2009, pursuant the Securities Purchase Agreement the Company received further cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of the Company’s restricted common stock.  The warrant has an exercise price of $0.80 per share and a term of three years.  The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant. The Company also issued 100,000 shares of its restricted common stock in exchange for consulting services valued at $25,000.

In October of 2009, the Company issued 900,000 shares of its restricted common stock in exchange for consulting services valued at $225,000.

Warrants

At December 31, 2009, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

500,000	$0.80	October 2011
500,000	$0.80	March 2012
1,000,000

Other Capital Transactions

During the year ended December 31, 2008, the majority shareholder, Adversor, paid $20,000 for services on our behalf.  In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them.  The Company has treated such amounts as capital contributions and as such has increased Additional Paid in Capital by $107,109.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

NONE

Item 9A. Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

The following individuals were serving as our executive officers and directors on December 31, 2009:

Name	Age	Position
Guy M. Robert	47	President, CEO, Director
Michael Segal	67	Secretary, Treasurer, Director
Ranulf Jose Goss	32	Director

Guy M. Robert.  Mr. Robert has served as the President, Chief Executive Officer and a Director of SunGame since inception. He also serves as President of Adversor, Inc., a beneficial owner of SunGame Corporation, since incorporation. After a career in IT consulting and Global Product Management for Ericsson 1989-1992 and Vodafone from 1992-1995, Mr. Robert has focused his entrepreneurial spirit and management capabilities within the international IT community. He established and was a Director or CEO of companies such as XPonCard Thailand Ltd.1999-2004, MobylNet SL, Spain, 2002-2005 and Communication Information Services 2000-2004 which was acquired by a publicly listed group. Mr. Robert is a Market Economist, graduated from the Stockholm Market Institute.

Michael Segal.  Mr. Segal has been our director since June 8, 2007.  Since 2001, he has been President of Segal Cirone Services Inc., a financial consulting company that advises institutions, banks and high net worth individuals.  He is an Officer, General Securities Principal and Options Compliance Principal of B & B Securities, Inc., a member of the New York Stock Exchange and Financial Industry Regulatory Authority (FINRA) since January 2010.  Mr. Segal had served as President of Alexander Westcott & Co., Inc., a Broker/Dealer registered with NASD and Secretary of the board of directors of its parent company, the Financial Commerce Network Inc.(FCNI.BB), a public company.  He is also individually registered as a Commodity Trading Advisor with the Commodity Futures Trading Commission (CFTC)  and a founding member of the Managed Funds Association. Mr. Segal received a B.B.A. in marketing and economics from the University of Miami in Florida. Mr. Segal sits on the board of directors of China Agri Business Inc. (CHBU.BB) and China Power Equipment Inc. (CPQQ.BB) publicly traded companies on the US OTC Bulletin Board. Additionally Mr. Segal sits on the board of directors of a privately held company Asia Carbon Industries Inc.

Ranulf Jose Goss.  Mr. Goss has been a Director of SunGame Corporation since October 2008. As CEO of SunGame SEA, Mr. Goss manages online virtual world and walkthrough development for SunGame US. Prior to joining the Company, he was a Producer at Matahari Studios, a leading game development company in the Philippines. As the senior project manager he oversaw supplier relationships, academic relationships and technical research. From February to May 2006, Mr. Goss was Chief Game Architect at E-commerce Percs, where he lead the PC game development team, and was Project Manager for Online MMORPG being Co-developed with a Korean Online Game. In August 2005, he founded SlyceSoft Games Development, the premier 3-D Digital game producer company in the Philippines. Directly managed the artistic and technical team that planned, designed, and developed the Away-Agila, the upcoming first and only 3-D Filipino folklore-based adventure game in the Philippines. The game was released in prototype in May 2005 and is expected to be published in late 2009. From 1999 to July 2005, Mr. Goss held several positions with TrendMicro, Inc. His senior position was Global Database Administrator where he managed the day-to-day operations of multiple, multi-tier, distributed, large-scale SQL server databases to service the real-time technical support needs of customers in the United States, Europe, and Philippines. Prior to that he was the Quality Assurance Engineer, where he was responsible for leading the QA project team that was involved in the planning and executing testing efforts of specific software upgrades for multiple, multi-tier, distributed, large-scale SQL server databases environment. His first position with the company was as a Systems Engineer, providing customer support for the installation and use of Trend Micro products. Wrote advanced T-SQL ueries, complex joins, indexes, Data Transformation Services (DTS), triggers, stored procedures, data extraction, transformation, and validation of SQL queries.  Mr. Goss is currently Chairperson, Manila Chapter, International Game Developers Association. He attended La Salle University where he obtained a B.S. in Computer Studies.

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

Compliance With Section 16(a) Of The Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

Item 11. Executive Compensation.

Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2009 and 2008 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guy Robert, CEO(1)	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0
Michael Segal, sec/treas.	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

(1)  Mr. Robert does not receive a salary for his services from SunGame.  Mr. Robert is an employed as an executive officer of the Company by Adversor, Inc., a majority shareholder of the Company. Mr. Robert owns 49% of Adversor, Inc. and receives 49% of any dividends paid by Adversor as compensation for his services. Mr. Robert does not have an employment agreement with Adversor. Mr. Robert's dividend payments by Adversor are shown as other compensation in the above table.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Guy Robert	0	0	0	0	0	0	0	0	0
Michael Segal	0	0	0	0	0	0	0	0	0

Employment Contracts

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guy Robert(1)	0	0	0	0	0	0	0
Michael Segal	0	0	0	0	0	0	0

(1)  Mr. Robert does not receive a salary for his services from SunGame.  Mr. Robert is an employed as an executive officer of the Company by Adversor, Inc., a majority shareholder of the Company.  Adversor, Inc. compensates Mr. Robert for his services. Mr. Robert is an owner of Adversor, Inc.

Our directors do not receive compensation for their attendance at meetings of the board of directors.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table and the notes thereto set forth information, as of March 1, 2010 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by: (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner(1)	Number of Shares of common stock Beneficially Owned(2)	Percentage of common stock Outstanding(3)
Guy M. Robert(4)	4,100,000	41.00%
Adversor, Inc.(4)	4,000,000	40.00%
Michael Segal	100,500	1%
Ranulf Jose Goss	1,373,000	13.73%
Sudhir Shah	1,000,000	10.00%
Diamond Star Exports Ltd.(5)	2,500,000	25.00%
Mindzeye Consulting Pte. Ltd.	100,000	1.00%
Jeffrey Friedland(6)	535,000	5.35%
Officers and Directors as a group (3 people)	5,473,500	54.47%

(1) Unless otherwise stated above, the address of beneficial owner is c/o SunGame Corporation, 501 Silverside Road, Suite 105, Wilmington, DE 19809.

(2)  Beneficial ownership of each person is shown as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which includes all securities that the person, directly, or indirectly through an contract, arrangement, understanding, relationship or otherwise has or shares voting power which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose, or direct the disposition of such security.

(3) Based on 10,000,000 shares of common stock outstanding as of March 1, 2010.
(4) Mr. Robert owns his shares indirectly through Adversor, Inc., as president thereof.
(5) Mr. Shah holds the voting and dispositive powers for Diamond Star Exports, Ltd.

(6)   Mr. Freidland holds the voting power and dispositive powers over 535,000 shares of our common stock through the following entities; Philadelphia New York Investors, Global Investment Advisers, LLC, China America Holdings, Strategic Technology Advisors, LLC, VAC Edwards, LLC, Wall Street Global Research, LLC, and Western Technology Investors,  LLC.

Item 13. Certain Relationships And Related Transactions, And Director Independence.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Mr. Robert, our Chief Executive Officer and a director, is the founder and organizer of SunGame.  Mr. Robert does not receive a salary for his services from SunGame.  Mr. Robert is employed as an executive officer of the Company by Adversor, Inc., a majority shareholder of the Company.  Adversor, Inc. compensates Mr. Robert for his services. Mr. Robert is an owner of Adversor, Inc.  Because of his present management positions with, his organizational efforts on behalf of and his percentage share ownership in our company, Mr. Robert may be deemed to be a “promoter,” as that term is defined in Rule 405 of the Securities Act of 1933.

In October 2008, Diamond Star Export, Ltd. and Adversor, Inc., greater than 10% shareholders of our Company, entered into Lock Up Agreements with us whereby they agreed to that, until the earlier of: (1) 90 days after the shareholder's stock has been registered under an effective Registration Statement with the SEC, (2) the second anniversary of the date of the agreement or  (3) 90 days after Change in Control (as defined in the Securities Exchange Act of 1934), that they will not make or cause any sale more than 5% of shares outstanding per quarter, irrespective of whether their shares are subsequently registered. In exchange each received $100.

In October 2008, Mr. Ranulf Goss, our director, entered into a Lock-Up Agreement with us whereby they agreed to that, until the earlier of: (1) 90 days after the shareholder's stock has been registered under an effective Registration Statement with the SEC, (2) the second anniversary of the date of the agreement or (3) 90 days after Change in Control (as defined in the Securities Exchange Act of 1934), that they will not make or cause any sale more than 5% of shares outstanding per quarter, irrespective of whether their shares are subsequently registered. In exchange he received $100.

In March 2009, per the Security Purchase Agreement with Mindzeye Consulting Pte, Ltd., we received cash of $125,000 in exchange for 500,000 shares of restricted common stock. The shares were sold at a price of $0.25 per share.

During the year ended December 31, 2008, our majority shareholder, Adversor, paid $20,000 for services on our behalf. In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them. We have treated such amounts as capital contributions and as such have increased Additional Paid in Capital by $107,109.

In October 2008, we issued 4,123,500 shares of our restricted common stock to our majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor. The shares were issued at a price of $0.188 per share.

In September 2008, we issued 1,373,000 shares of our restricted  common stock to our director, Mr. Goss, as payment for services totaling $1,373,000.  The shares were issued at a price of $0.10 per share.

During the year ended December 31, 2008, we entered into a Corporate Finance Advisory Services Agreement with Friedland Global Capital Markets, LLC ("Friedland"). The Agreement provides that we will pay a remaining total of $65,000 for services as set forth in the Agreement and $140,000 upon the commencement of the trading of our stock. These funds payable are non-interest bearing and due on demand. At September 30, 2009, we owe Friedland a total of $65,000.

In June 2008, we issued 902,000 shares of our restricted common stock to Friedland, in exchange for services totaling $50,000 provided under the Finance Advisory Services Agreement. The shares were issued at a price of $0.055 per share.

During the year ended December 31, 2008, Adversor advanced $107,109 to support operations. Adversor forgave the total $107,109 and the Company has treated it as capital contribution and an increase the Additional Paid In Capital.

During the year ended December 31, 2007, our majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 to us for operations. During the year ended December 31, 2008, we repaid $8,369 of the outstanding amount. At December 31, 2008, Adversor is owed $110,000. These funds are non-interest bearing and due on demand. During the nine months ended September 30, 2009, Adversor advanced funds of $7,470 to us for operations. At September 30, 2009, Adversor is owed $117,470.

Item 14. Principal Accounting Fees And Services.

Audit Fees

We were billed $9,500 for the fiscal year ended December 31, 2009 and $9,500 for the fiscal year ended December 3, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2009 and $0 in audit related fees for the fiscal year ended December 31, 2008. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended December 31, 2009 and $0 for the fiscal year ended December 31, 2008.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors’ current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  Our board pre-approved all audit and non-audit services rendered by our principal accountant in 2009 and 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2009 are filed as part of this report.

(1)   Financial statements of the Company and its subsidiaries.

(2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation(1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation(2)
3.02	By-laws(1)
3.02(a)	Certificate of Amendment of Bylaws(3)
21.1	Subsidiaries(2)
31.2	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on May 1, 2009.
(2) Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on August 7, 2009.
(3) Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on January 19, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sungame Corporation:

By:	/s/ Guy M. Robert
Name:	Guy M. Robert
Title:	Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date:	March 30 , 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Guy M. Robert
Name:	Guy M. Robert
Title:	Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date:	March 30, 2010

By:	/s/ Michael Segal
Name:	Michael Segal
Title:	Director
Date:	March 30 , 2010