Form 10-K/A
period 2009-12-31
SunGame Corp
filed 2010-04-15
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

Amendment No. 1 to
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [_]  No [X]

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

(DOCUMENTS INCORPORATED BY REFERENCE)
None

EXPLANATORY NOTE

This amended Form 10-K is being filed solely for the purpose to correct the check in the shell company identifier box which was inadvertently marked "yes" on the previous filing.  Sungame is not a shell company.

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

Sungame Corporation:

By:	/s/ Guy M. Robert
Name:	Guy M. Robert
Title:	Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date:	April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Guy M. Robert
Name:	Guy M. Robert
Title:	Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date:	April 15, 2010

By:	/s/ Michael Segal
Name:	Michael Segal
Title:	Director
Date:	April 15, 2010