Form 10-Q
period 2010-03-31
SunGame Corp
filed 2010-05-17
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:   333-158946

SUNGAME CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8017623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Silverside Road, Suite 105, Wilmington, DE	19809
(Address of principal executive offices)	(zip code)

(310) 666-0051

 (Registrant’s telephone number, including area code)

 (Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [_]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes [_]    No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court    Yes [_]    No  [_]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 13, 2010, there were 10,000,000 shares of the Registrant's Common Stock outstanding.

SUNGAME CORPORATION
For The Quarterly Period Ended March 31, 2010

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE   RISKS AND UNCERTAINTIES. SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE  EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

[INSERT FINANCIAL STATEMENTS]

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTER ENDED MARCH 31, 2010 AND 2009

1.	Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of SunGame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company that intends to become a leader in providing seamless egaming and skill gaming in a virtual world. The Company believes that it can exploit the market that is at the confluence of gaming and egaming, and that this market is very significant. The Company will provide various types of Skill Games in an online Virtual World where the users, regardless of location can compete using virtual money or real money and where the end users can be individuals or corporations.

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

Deferred tax asset at March 31, 2010	$549,987
Valuation allowance	$(549,987)
Net deferred tax asset	-0-

2.            Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the quarter ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $35,038 for the quarter ended March 31, 2010, and an accumulated deficit of $2,337,516 as of March 31, 2010.  At March 31, 2010, the Company’s total current liabilities exceed total current assets by $367,659.

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

3.             Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $388,343 at March 31, 2010. Per the discussion under “Software Costs” this amount has been expensed at this time.

4.            Accounts Payable

At December 31, 2007, account payable totaled $775,000 and was owed to one creditor, Adversor, a majority shareholder of the Company. During the year ended December 31, 2008, the creditor agreed to forgive the $775,000 in exchange for 4,123,500 shares of the Company’s restricted common stock (See Note 7).

5.            Contracts Payable

During the year ended December 31, 2008, the Company entered into a Corporate Finance Advisory Services Agreement with Friedland Global Capital Markets, LLC (Friedland) the Agreement provides that the Company would pay a total of $190,000 for services as set forth in the Agreement.  In July 2008, Friedland agreed to suspend payment of the fees until the completion of financing.  These funds are non-interest paying and due on demand. During the year ended December 31, 2009 the Company made payments in the amount of $25,000 against this obligation.

6.            Advance Payable, Related Party

During the year ended December 31, 2007, the Company’s majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 to the Company for operations. During the year ended December 31, 2008, Adversor advanced an additional $78,740 to support operations.  During the year ended December 31, 2008, the Company repaid $8,369 of the outstanding amount.  At December 31, 2008, Adversor is owed $110,000.  During the year ended December 31, 2009 Adversor advanced an additional $7,470 and paid bills amounting to $17,000 on behalf of the Company. During the quarter ended March 31, 2010 Adversor advanced an additional $14,300 and paid bills in the amount of $30,302 on behalf of the Company. These funds are non-interest bearing and due on demand.

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

In March of 2009, the Company issued 500,000 shares of its common stock in exchange for $125,000 cash. The Company also issued 100,000 shares of its restricted common stock in exchange for consulting services valued at $25,000.

In October of 2009, the Company issued 900,000 shares of its restricted common stock in exchange for consulting services valued at $225,000.

Warrants

At December 31, 2008, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

50,000	$0.80	October 2011
50,000	$0.80	March 2012
100,000

Other Capital Transactions

During the year ended December 31, 2008, our majority shareholder, Adversor, paid $20,000 for services on our behalf.  In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them.  The Company has treated such amounts as capital contributions and as such has increased Additional Paid in Capital by $107,109.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

THE  FOLLOWING  DISCUSSION  SHOULD  BE READ  IN  CONJUNCTION WITH  THE COMPANY'S  FINANCIAL  STATEMENTS  AND THE  NOTES TO THOSE  STATEMENTS  AND OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT.

Background and History

SunGame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as SunGame International, Inc.  On November 17, 2006, we changed our name to SunGame Corporation. We are a Delaware corporation organized for the purpose of engaging in any lawful business with a current plan to engage in the internet virtual world space.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 (Q1 2010)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2009 (Q1 2010)

Revenues

For the three months ended March 31, 2010 we generated revenue of $6265 compared to the three months ended March 31, 2009 in which we did not generate any revenue as we were still very early development at that point.  The $6265 of revenue was attributable to normal operating revenue.

Operating Expenses

Operating expenses for the three months ended March 31, 2010 were $36,195 compared to $64,561 for the three months ended March 31, 2009.  This net decrease of $28,366 was the result of the decrease of expenses attributable to software development costs and start-up costs, on the one hand, and the increase of expenses attributable to depreciation and consulting costs, on the other hand.  The decrease in start-up costs is attributable primarily to the reduced SEC activity in connection with the effectiveness of our Registration Statement on Form S-1.

Interest Expense

We incurred interest expense of $5108 for the three months ended March 31, 2010 as compared to zero interest expense for the three months ended March 31, 2009.  This interest expense is attributable to interest on loans and credit cards.

Loss From Operations

Loss from operations for the three months ended March 31, 2010 was $29,930 compared to $64,561 for the three months ended March 31, 2009. The $34,631 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.  As of March 31, 2010, we have an accumulated deficit of $2,337,516.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $0.00 for the three months ended March 31, 2010 compared to $0.01 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had cash on hand of $6,450 and total assets of $12,216; consisting of cash of $6,450, accounts receivable of $4,714 and net fixed assets of $1,052.  At March 31, 2010, we had total current liabilities of $378,823; consisting of $47,582 of accounts payable, $4,169 of other payables, $165,000 in contracts payable and $162,072 loan payable to a stockholder.  At March 31, 2010, we had a working capital deficit of $366,607.

During the three months ended March 31, 2010, cash used in operating activities was $45,163 compared to $45,373 during the three months ended March 31, 2009.  During the three months ended March 31, 2010, net losses of $35,038 were adjusted for a non-cash item consisting of $68 in depreciation.  During the three months ended March 31, 2009, net losses of $65,441 were adjusted for non-cash items consisting of $68 in depreciation, and $25,000 in compensatory stock issuances.

During the three months ended March 31, 2010 and March 31, 2009, we did not use or receive funds from investing activities.  During the three months ended March 31, 2010, we received $44,602 from our financing activities.  During the three months ended March 31, 2009, we received $152,471 from our financing activities.

In October 2008, we entered into a Security Purchase Agreement with a third party pursuant to which we received, in March 2009, cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of our restricted common stock. The warrant has an exercise price of $0.80 per share and a term of three years. The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.

During the three months ended March 31, 2010, our majority shareholder, Adversor, Inc. advanced additional funds of $44,602 to support operations.  During the year ended December 31, 2008, Adversor advanced additional funds of $98,740 to support operations.  In 2008 Adversor contributed $107,109 to the Company's capital.  During the year ended December 31, 2009, Adversor advanced an additional $7,470 to support operations. The balance owed to Adversor at March 31, 2010 is $162,072.  The amounts owed are non-interest bearing and due on demand.

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

We foresee that we will need a minimum of $300,000 to fund our operations for the next 12 months as follows:

System Development and Integration	$150,000
Professional Fees	50,000
Sales, Marketing, Strategic Partnerships	50,000
General & Administrative	25,000
Working Capital	25,000
Total	$300,000

We will need substantial additional capital to support our proposed future operations.  We have minimal revenues.  We have no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have not generated revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $24,000 (approximately $300,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 1-3 months. We are currently relying solely on current shareholders and management to provide the necessary funds to continue operations. We do not have any commitments for such funding from shareholders or management.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceedings nor is any of our property the subject of any pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

none

Item 3. Defaults Upon Senior Securities

none

Item 4. (Removed and Reserved).

Item 5. Other Information

none

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ Guy M. Robert
Name: Guy M. Robert
Title: Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Director

Date: May 13, 2010

By:	/s/ Michael Segal
Name: Michael Segal
Title: Director

Date: May 13, 2010