Form 10-Q/A
period 2010-03-31
SunGame Corp
filed 2010-06-15
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No 1 to
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

As of May 13, 2010, there were 10,000,000 shares of the Registrant's Common Stock outstanding.

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the period ended March 31, 2010 is being filed solely to include the Financial Statements and notes thereto as they were inadvertently omitted from the original document by our EDGAR vendor.  No other changes have been made to the original document.

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31,	December 31,
	2010	2009
	Unaudited

ASSETS:

Current Assets:
Cash	$6,450	$2,011
Accounts Receivable	4,714	-
Total Current Assets	11,164	2,011

Fixed Assets	1,373	1,373
Depreciation	(321)	(252)
Total Fixed Assets	1,052	1,121

TOTAL ASSETS	$12,216	$3,132

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts Payable	$47,582	$51,582
Contract Payable	165,000	165,000
Other Payables	4,169	649
Loans Payable - Stockholder	162,072	117,470

Total Current Liabilities	378,823	334,701

Stockholders' Deficit:

Common stock, par value $0.001
100,000,000 shares authorized; 10,000,000 and 10,000,000	10,000	10,000
issued and outstanding respectively
Preferred stock, par value $0.001
5,000,000 shares authorized; no shares issued or
outstanding	-	-
Paid in capital	1,960,909	1,960,909
Accumulated deficit	(2,337,516)	(2,302,478)

Total Stockholders' Deficit	(366,607)	(331,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,216	$3,132

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	Three Months	Three Months	November 14, 2006,
	ended	ended	(Inception)
	March 31,	March 31,	March 31,
	2010	2009	2010
	Unaudited	Unaudited

Revenue:
Miscellaneous Income	$6,265	$-	$31,265

Total Income	6,265	-	31,265

Costs and Expenses:
Software development	17,108	25,000	1,373,392
Stock based compensation	-	69	587,300
Depreciation	69	5,075	321
Consulting costs	-	4,000	257,500
Startup costs	19,018	30,417	145,160

Total Expenses	36,195	64,561	2,363,673

Net Loss From Operations	(29,930)	(64,561)	(2,332,408)

Other Income and (Expenses)
Interest expense	(5,108)	-	(5,108)
	(5,108)	-	(5,108)

Net Loss	$(35,038)	$(64,561)	$(2,337,516)

Per Share Information
Loss per common share	$(0.00)	$(0.01)	$(0.23)

Weighted average number
of shares outstanding	10,000,000	9,100,000	10,000,000

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

	Three Months	Three Months	November 14, 2006,
	ended	ended	(Inception)
	March 31,	March 31,	to March 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net Income (Loss)	$(35,038)	$(65,441)	$(2,337,516)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	68	68	320
Increase in accounts receivable	(4,714)		(4,714)
Increase/(Decrease) in accounts payable			802,231
Incvrease/(Decrease) in accrued expenses	(479)	(5,000)	189,521
Compensatory stock issuances	-	25,000	587,300
Net Cash Used by Operating Activities	(40,163)	(45,373)	(762,858)

Cash Flows from Investing Activities

Purchase of Fixed Assets	-	-	(1,373)
	-	-	-

Net Cash Used for Investing Activities	-	-	(1,373)

Cash Flows from Financing Activities

Sale of Common Stock	-	600	501,500
Increase in Paid in Capital	-	124,401	107,109
Increase in Loans Payable - Stockholder	44,602	27,470	162,072

Net Cash Provided by Financing Activities	44,602	152,471	770,681

Net Increase in Cash & Cash Equivalents	4,439	107,098	6,450

Beginning Cash & Cash Equivalents	2,011	22,285	-

Ending Cash & Cash Equivalents	$6,450	$129,383	$6,450

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$-	$962,300
Paid in capital from debt relief	$-	$-	$863,369

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholder's Equity (Deficit)

		Common			Preferred	Common	Stock
	Common	Dollars at	Paid in	Preferred	Dollars	Stock	Subscription	Retained	Stockholders'
	Shares	$0.001 Par	Capital	Shares	$0.001 Par	Subscribed	Receivable	Earnings	Equity
Balances 11/14/06	-	$-	$-	-	$-	$-	$-	$-	$-
Shares to parent for services	1,500	1	1,499						1,500

Net loss for year								(1,500)	(1,500)
Balances at December 31, 2006	1,500	1	1,499	-	-	-	-	(1,500)	-

Net loss for year								(890,443)	(890,443)
Balances at December 31, 2007	1,500	1	1,499	-	-	-	-	(891,943)	(890,443)

Shares issued to parent for debt relief	4,123,500	4,124	770,876						775,000
Shares issued for services	3,875,000	3,875	583,425						587,300
Shares issued for cash	500,000	500	119,500						120,000
Warrants issued for cash			5,000						5,000
Additional paid-in capital from parent									107,109
Net loss for year								(980,353)	(980,353)
Balances at December 31, 2008	8,500,000	8,500	1,587,409		-	-	-	(1,872,296)	(276,387)

Shares issued for cash	500,000	500	124,500						125,000
Shares issued for services	1,000,000	1,000	249,000						250,000
Net loss for year								(430,182)	(430,182)
Balances at December 31, 2009	10,000,000	10,000	1,960,909	-	-	-	-	(2,302,478)	(331,569)

Net loss for period								(35,038)	(35,038)
Balances at March 31, 2010	10,000,000	$10,000	$1,960,909	-	$-	$-	$-	$(2,337,516)	$(366,607)

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

On March 21, 2010,  the Company and Friedland mutually agreed to terminate the contract with each party being relieved of any further or future obligations to the other, including eliminating any amounts that may have been due by the Company to Friedland.

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

By:	/s/ Guy M. Robert
Name: Guy M. Robert
Title: Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Director

Date: June 15, 2010

By:	/s/ Michael Segal
Name: Michael Segal
Title: Secretary, Treasurer, Director

Date: June 15, 2010