Form 10-Q
period 2010-06-30
SunGame Corp
filed 2010-08-13
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period from __________ To _________

Commission file number:                                           333-158946

SUNGAME CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-8017623
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

501 Silverside Road, Suite 105,	Wilmington, DE	19809
(Address of principal executive offices)		(zip code)

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

As of August 2, 2010, there were 10,000,000 shares of the Registrant's Common Stock outstanding.

SUNGAME CORPORATION
For The Quarterly Period Ended June 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	June 30,	December 31,
	2010	2009
	Unaudited
ASSETS:

Current Assets:
Cash	$4,776	$2,011
Accounts Receivable	7,680	-
Total Current Assets	12,456	2,011

Fixed Assets	2,140	1,373
Depreciation	(389)	(252)
Total Fixed Assets	1,751	1,121

TOTAL ASSETS	$14,207	$3,132

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts Payable	$100,009	$51,582
Contract Payable	-	165,000
Other Payables	4,536	649
Loans Payable - Stockholder	161,272	117,470

Total Current Liabilities	265,817	334,701

Stockholders' Deficit:

Common stock, par value $0.001
100,000,000 shares authorized; 10,000,000 and 10,000,000	10,000	10,000
issued and outstanding respectively
Preferred stock, par value $0.001
5,000,000 shares authorized; no shares issued or
outstanding	-	-
Paid in capital	2,125,909	1,960,909
Accumulated deficit	(2,387,519)	(2,302,478)

Total Stockholders' Deficit	(251,610)	(331,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,207	$3,132

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	Three Months ended		Six Months ended		2006, (Inception)
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:
Miscellaneous Income	$11,038	$-	$17,303	$-	$42,303

Total Income	11,038	-	17,303	-	42,303

Costs and Expenses:
Software development	13,140	178,263	30,248	212,680	1,386,532
Stock based compensation	-	-	-	-	587,300
Depreciation	69	69	137	137	389
Consulting costs	-	-	-	25,000	257,500
Startup costs	47,707	17,983	66,726	23,939	192,868

Total Expenses	60,916	196,315	97,111	261,756	2,424,589

Net Loss From Operations	(49,878)	(196,315)	(79,808)	(261,756)	(2,382,286)

Other Income and (Expenses)
Interest	(125)	-	(5,233)	-	(5,233)
	(125)	-	(5,233)	-	(5,233)

Net Loss	$(50,003)	$(196,315)	$(85,041)	$(261,756)	$(2,387,519)

Per Share Information
Loss per common share	$(0.01)	$(130.88)	$(0.01)	$(174.50)

Weighted average number
of shares outstanding	10,000,000	1,500	10,000,000	1,500

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
			November 14,
	Six Months ended	Six Months ended	2006, (Inception)
	June 30,	June 30,	to June 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net Income (Loss)	$(85,041)	$(261,756)	$(2,387,519)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	137	138	389
Increase in accounts receivable	(7,680)		(7,680)
Increase/(Decrease) in accounts payable	48,428	(25,000)	100,010
Increase/(Decrease) in other payables	3,886	-	4,536
Increase/(Decrease) in contracts payable	(165,000)		-
Compensatory stock issuances	-	150,000	737,300
Net Cash Used by Operating Activities	(205,270)	(136,618)	(1,552,964)

Cash Flows from Investing Activities

Purchase of Fixed Assets	(767)	-	(2,140)
	-	-	-

Net Cash Used for Investing Activities	(767)	-	(2,140)

Cash Flows from Financing Activities

Sale of Common Stock	-	600	10,000
Increase in Paid in Capital	165,000	124,400	1,388,609
Increase in Loans Payable - Stockholder	43,802	7,470	161,272

Net Cash Provided by Financing Activities	208,802	132,470	1,559,881

Net Increase in Cash & Cash Equivalents	2,765	(4,148)	4,776

Beginning Cash & Cash Equivalents	2,011	22,285	-

Ending Cash & Cash Equivalents	$4,776	$18,137	$4,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$5,233	$-	$5,233
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$-	$962,300
Paid in capital from debt relief	$165,000	$-	$1,028,369

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholder's Equity (Deficit)

		Common			Preferred	Common	Stock
	Common	Dollars at	Paid in	Preferred	Dollars	Stock	Subscription	Retained	Stockholders'
	Shares	$0.001 Par	Capital	Shares	$0.001 Par	Subscribed	Receivable	Earnings	Equity
Balances 11/14/06	-	$-	$-	-	$-	$-	$-	$-	$-
Shares to parent for services	1,500	1	1,499						1,500
Net loss for year								(1,500)	(1,500)
Balances at December 31, 2006	1,500	1	1,499	-	-	-	-	(1,500)	-

Net loss for year								(890,443)	(890,443)
Balances at December 31, 2007	1,500	1	1,499	-	-	-	-	(891,943)	(890,443)

Shares issued to parent for debt relief	4,123,500	4,124	770,876						775,000
Shares issued for services	3,875,000	3,875	583,425						587,300
Shares issued for cash	500,000	500	119,500						120,000
Warrants issued for cash			5,000						5,000
Additional paid-in capital from parent			107,109						107,109
Net loss for year								(980,353)	(980,353)
Balances at December 31, 2008	8,500,000	8,500	1,587,409		-	-	-	(1,872,296)	(276,387)

Shares issued for cash	500,000	500	124,500						125,000
Shares issued for services	1,000,000	1,000	249,000						250,000
Net loss for year								(430,182)	(430,182)
Balances at December 31, 2009	10,000,000	10,000	1,960,909	-	-	-	-	(2,302,478)	(331,569)

Debt forgiveness			165,000						165,000
Net loss for period								(85,041)	(85,041)
Balances at June 30, 2010 - Unaudited	10,000,000	$10,000	$2,125,909	-	$-	$-	$-	$(2,387,519)	$(251,610)

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by ASC 915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inceptions have been considered as part of the Company’s development stage activities.

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

2.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the quarter ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $50,003 for the quarter ended June 30, 2010, and an accumulated deficit of $2,387,519 as of June 30, 2010.  At June 30, 2010, the Company’s total current liabilities exceed total current assets by $253,361.

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

3.           Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $1,386,532 as of June 30, 2010. Per the discussion under “Software Costs” this amount has been expensed at this time.

4.           Accounts Payable

At December 31, 2007, account payable totaled $775,000 and was owed to one creditor, Adversor, a majority shareholder of the Company. During the year ended December 31, 2008, the creditor agreed to forgive the $775,000 in exchange for 4,123,500 shares of the Company’s restricted common stock (See Note 7).

5.           Contracts Payable

During the year ended December 31, 2008, the Company entered into a Corporate Finance Advisory Services Agreement with Friedland Global Capital Markets, LLC (Friedland) the Agreement provides that the Company would pay a total of $190,000 for services as set forth in the Agreement.  In July 2008, Friedland agreed to suspend payment of the fees until the completion of financing.  These funds are non-interest paying and due on demand. During the year ended December 31, 2009 the Company made payments in the amount of $25,000 against this obligation. In the second quarter of 2010 the Company completed negotiations for the mutual release of all obligations under this contract with no further liability. The cancellation of the contract was treated as an additional contribution to Paid-in-Capital.

6.           Advance Payable, Related Party

During the year ended December 31, 2007, the Company’s majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 to the Company for operations. During the year ended December 31, 2008, Adversor advanced an additional $78,740 to support operations.  During the year ended December 31, 2008, the Company repaid $8,369 of the outstanding amount.  At December 31, 2008, Adversor is owed $110,000.  During the year ended December 31, 2009 Adversor advanced an additional $7,470 and paid bills amounting to $17,000 on behalf of the Company. During the quarter ended March 31, 2010 Adversor advanced an additional $14,300 and paid bills in the amount of $30,302 on behalf of the Company. During the quarter ended June 30, 2010 Adversor advanced an additional $22,800, paid bills in the amount of $32,233 and paid a debt of $25,000 with interest of $5,000 on behalf of the Company. These funds are non-interest bearing and due on demand.

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
1,000,000

Other Capital Transactions

During the year ended December 31, 2008, our majority shareholder, Adversor, paid $20,000 for services on our behalf.  In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them.  The Company has treated such amounts as capital contributions and as such has increased Additional Paid in Capital by $107,109. During the quarter ended June 30, 2010 the Company negotiated a mutual release of a contract for services that resulted in a relief of debt in the amount of $165,000. This was treated as a capital contribution and as such has increased  Additional Paid in Capital by that amount.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”, “expects”, “anticipates”, “intends”, “estimates”, “projects”, “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

Except as otherwise required by the federal securities laws, we disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this Quarterly Report on Form 10-Q to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q.

Background and History

SunGame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as SunGame International, Inc.  On November 17, 2006, we changed our name to SunGame Corporation. We are a Delaware corporation organized for the purpose of engaging in any lawful business with a current plan to engage in the internet virtual world space.

We are an early development stage company in the process of establishing a three dimensional, virtual world community called GameConnect.  Leveraging the increasing popularity of online communities with this proprietary “virtual world”, we intend to capitalize on the ever increasing popularity of gaming.  With an initial focus on casual and tournament skill-based gaming, we will also offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation and other features designed to build the community and generate repeat traffic to the Virtual world.  In addition, we have the mission to become a leading supplier in social gaming and related services to the business-to-business segment, including customized social games, virtual worlds, virtual eWallets, cross platform solutions and social network branding.  In that regard we have recently entered into partnership agreements with Wicked Interactive and ActionJetz for game development.

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

On June 15, 2010, we entered into a Partnership Agreement with Wicked Interactive, Ltd. pursuant to which we shall develop a web based game and Wicked shall publish the game on facebook.  The parties shall jointly own the intellectual property and we shall receive a fee in the amount of $10,500 and twenty percent (20%) of revenues generated from the developed game.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2010
COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

Revenues

For the three months ended June 30, 2010 we generated revenue of $11,038 compared to zero revenue for the three months ended June 30, 2009.  The $11,038 increase in revenue was attributable to developing sales and operations.

Operating Expenses

Operating expenses for the three months ended June 30, 2010 were $60,916 compared to $196,319 for the three months ended June 30, 2009.  This net decrease of $135,403 was the result of the decrease of expenses attributable to software development costs and the increase of expenses attributable to start-up costs.

Interest Expense

We incurred interest expense of $125 for the three months ended June 30, 2010 as compared to zero interest expense for the three months ended June 30, 2009.  This interest expense is attributable to interest on loans and credit cards.

Loss From Operations

Loss from operations for the three months ended June 30, 2010 was $50,003 compared to $196,315 for the three months ended June 30, 2009.  The $146,312 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.  As of June 30, 2010, we have an accumulated deficit of $2,387,519.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $0.01 for the three months ended June 30, 2010 compared to $130.88 for the three months ended June 30, 2009.

SIX MONTHS ENDED JUNE 30, 2010
COMPARED TO SIX MONTHS ENDED JUNE 30, 2009

Revenues

For the six months ended June 30, 2010 we generated revenue of $17,303 compared to zero revenue for the six months ended June 30, 2009.  The $17,303 increase in revenue was attributable to developing sales and operations.

Operating Expenses

Operating expenses for the six months ended June 30, 2010 were $97,111 compared to $261,756 for the six months ended June 30, 2009.  This net decrease of $164,645 was the result of the decrease of expenses attributable to software development costs and the increase of expenses attributable to start-up costs.

Interest Expense

We incurred interest expense of $5233 for the six months ended June 30, 2010 as compared to zero interest expense for the six months ended June 30, 2009.  This interest expense is attributable to interest on loans and credit cards.

Loss From Operations

Loss from operations for the six months ended June 30, 2010 was $85,041 compared to $261,756 for the six months ended June 30, 2009. The $176,715 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $0.01 for the six months ended June 30, 2010 compared to $174.50 for the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash on hand of $4,776 and total assets of $14,207; consisting of cash of $4,776, accounts receivable of $7,680 and net fixed assets of $1,751.  At June 30, 2010, we had total current liabilities of $265,817; consisting of $100,009 of accounts payable, $4,536 of other payables, and $161,272 loan payable to a stockholder.  At June 30, 2010, we had a working capital deficit of $253,361.

During the year ended December 31, 2008, the Company entered into a Corporate Finance Advisory Services Agreement with Friedland Global Capital Markets, LLC (“Friedland”) the Agreement provides that the Company would pay a total of $190,000 for services as set forth in the Agreement.  In July 2008, Friedland agreed to suspend payment of the fees until the completion of financing.  These funds are non-interest paying and due on demand. During the year ended December 31, 2009 the Company made payments in the amount of $25,000 against this obligation. In the second quarter of 2010 the Company completed negotiations for the mutual release of all obligations under this contract with no further liability. The cancellation of the contract was treated as an additional contribution to Paid-in-Capital.

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

During the six months ended June 30, 2010, cash used in operating activities was $205,270 compared to $136,618 during the six months ended June 30, 2009.  During the six months ended June 30, 2010, net losses of $85,041 were adjusted for a non-cash item consisting of $137 in depreciation.  During the six months ended June 30, 2009, net losses of $261,756 were adjusted for non-cash items consisting of $138 in depreciation, and $150,000 in compensatory stock issuances.

Net Cash Used in Investing Activities

During the six months ended June 30, 2010, we used net cash in investing activities of continuing operations of $767 for the purchase of fixed assets.  We did not utilize any cash in investing activities of continuing operations during the six months ended June 30, 2009.

Net Cash (Used in) Provided by Financing Activities

During the six months ended June 30, 2010, we received $208,802 from our financing activities.  During the six months ended June 30, 2009, we received $132,570 from our financing activities.

In October 2008, we entered into a Security Purchase Agreement with a third party in which we received cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of our restricted common stock.  The warrant has an exercise price of $0.80 per share and a term of three years.  The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.

In October 2008, we entered into a Services Agreements with two parties.  The Services Agreements provides for us to receive services totaling up to $625,000 in connection with the development of our website and gaming software to be paid for by the issuance of up to 2,500,000 shares of our common stock.  During the year ended December 31, 2008, we issued 1,600,000 of these shares in exchange for services performed at that time totaling $400,000.  The shares were issued at a price of $0.25 per share.

In October 2008, we issued 4,123,500 shares of our restricted common stock to our majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor.  The shares were issued at a price of $0.188 per share.

In September 2008, we issued 1,373,000 shares of restricted common stock to a director, Mr. Goss, of the Company as payment for services totaling $1,373,000.  The shares were issued at a price of $0.10 per share.

In June 2008, we  issued 902,000 shares of restricted common stock to Friedland, in exchange for services totaling $50,000 provided under the Finance Advisory Services Agreement.  The shares were issued at a price of $0.055 per share.

In March of 2009, we issued 500,000 shares of common stock in exchange for $125,000 cash.  We also issued 100,000 shares of restricted common stock in exchange for consulting services valued at $25,000.

In October of 2009, we issued 900,000 shares of restricted common stock in exchange for consulting services valued at $225,000.

During the year ended December 31, 2007, our majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 for operations. During the year ended December 31, 2008, Adversor advanced an additional $78,740 to support operations.  During the year ended December 31, 2008, we repaid $8,369 of the outstanding amount.  At December 31, 2008, Adversor is owed $110,000.  During the year ended December 31, 2009 Adversor advanced an additional $7,470 and paid bills amounting to $17,000 on our behalf. During the quarter ended March 31, 2010 Adversor advanced an additional $14,300 and paid bills in the amount of $30,302 on our behalf. During the quarter ended June 30, 2010 Adversor advanced an additional $22,800, paid bills in the amount of $32,233 and paid a debt of $25,000 with interest of $5,000 on our behalf. These funds are non-interest bearing and due on demand.

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

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have generated nominal revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $24,000 (approximately $300,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 1-3 months. We are currently relying solely on current shareholders and management to provide the necessary funds to continue operations. We do not have any commitments for such funding from shareholders or management.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the three months ended June 30, 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2010.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

By: /s/ Guy M. Robert
Name: Guy M. Robert
Title: Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Director
Date: August 9, 2010

By: /s/ Michael Segal
Name: Michael Segal
Title: Director
Date: August 9, 2010