Form 10-Q
period 2010-09-30
SunGame Corp
filed 2010-11-15
CIK 1462506

SUNGAME CORP
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

As of November 12, 2010, there were 10,000,000 shares of the Registrant's Common Stock outstanding.

SUNGAME CORPORATION
For The Quarterly Period Ended September 30, 2010

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	Sep 30,	December 31,
	2010	2009
	Unaudited
ASSETS:

Current Assets:
Cash	$606	$2,011
Accounts Receivable	28,280	-
Total Current Assets	28,886	2,011

Fixed Assets	2,140	1,373
Depreciation	(496)	(252)
Total Fixed Assets	1,644	1,121

TOTAL ASSETS	$30,530	$3,132

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts Payable	$125,605	$51,582
Contract Payable	-	165,000
Other Payables	5,747	649
Loans Payable - Stockholder	161,272	117,470

Total Current Liabilities	292,624	334,701

Stockholders' Deficit:

Common stock, par value $0.001
100,000,000 shares authorized; 10,000,000 and 10,000,000 issued and outstanding respectively	10,000	10,000
Preferred stock, par value $0.001
5,000,000 shares authorized; no shares issued or outstanding	-	-
Paid in capital	2,125,909	1,960,909
Accumulated deficit	(2,398,003)	(2,302,478)

Total Stockholders' Deficit	(262,094)	(331,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$30,530	$3,132

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	Three Months ended		Nine Months ended		2006, (Inception)
	Sep 30,		Sep 30,		Sep 30,
	2010	2009	2010	2009	2010
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:
Miscellaneous Income	$26,100	$25,000-	$43,403	$25,000-	$68,403

Total Income	26,100	25,000-	43,403	25,000-	68,403

Costs and Expenses:
Software development	9,035	24,853	39,283	258,533	1,395,567
Stock based compensation	-	-	-	-	587,300
Depreciation	107	69	244	206	496
Consulting costs	15,000	12,000	45,000	16,000	302,500
Startup costs	12,131	20,982	48,857	44,921	174,999

Total Expenses	36,273	57,904	133,384	319,660	2,460,862

Net Loss From Operations	(10,173)	(32,904)	(89,981)	(319,660)	(2,392,459)

Other Income and (Expenses)
Interest	(311)	-	(5,544)	-	(5,544)
	(311)	-	(5,544)	-	(5,544)

Net Loss	$(10,484)	$(32,904)	$(95,525)	$(294,660)	$(2,398,003)

Per Share Information
Loss per common share	$(0.00)	$(21.94)	$(0.01)	$(196.44)

Weighted average number
of shares outstanding	10,000,000	1,500	10,000,000	1,500

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			November 14,
	Nine months ended	Nine months ended	2006, (Inception)
	Sep 30,	Sep 30,	to Sep 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities

Net Income (Loss)	$(95,525)	$(294,660)	$(2,398,003)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	244	207	496
Increase in accounts receivable	(28,280)		(28,280)
Increase/(Decrease) in accounts payable	74,023	17,950	125,605
Increase/(Decrease) in other payables	5,098	-	5,748
Increase/(Decrease) in contracts payable	(165,000)	(25,000)	-
Compensatory stock issuances	-	150,000	737,300
Net Cash Used by Operating Activities	(209,440)	(151,503)	(1,557,134)

Cash Flows from Investing Activities

Purchase of Fixed Assets	(767)	-	(2,140)
	-	-	-

Net Cash Used for Investing Activities	(767)	-	(2,140)

Cash Flows from Financing Activities

Sale of Common Stock	-	600	10,000
Increase in Paid in Capital	165,000	124,400	1,388,609
Increase in Loans Payable - Stockholder	43,802	7,470	161,272

Net Cash Provided by Financing Activities	208,802	132,470	1,559,881

Net Increase in Cash & Cash Equivalents	(1,405)	(19,033)	606

Beginning Cash & Cash Equivalents	2,011	22,285	-

Ending Cash & Cash Equivalents	$606	$3,252	$606

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$5,544	$-	$5,544
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$150,000	$962,300
Paid in capital from debt relief	$165,000	$-	$1,028,369

The accompanying notes are an integral part of these financial statements

  SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholder's Equity (Deficit)

		Common			Preferred	Common	Stock
	Common	Dollars at	Paid in	Preferred	Dollars	Stock	Subscription	Retained	Stockholders'
	Shares	$0.001 Par	Capital	Shares	$0.001 Par	Subscribed	Receivable	Earnings	Equity
Balances 11/14/06	-	$-	$-	-	$-	$-	$-	$-	$-
Shares to parent for services	1,500	1	1,499						1,500
Net loss for year								(1,500)	(1,500)
Balances at December 31, 2006	1,500	1	1,499	-	-	-	-	(1,500)	-

Net loss for year								(890,443)	(890,443)
Balances at December 31, 2007	1,500	1	1,499	-	-	-	-	(891,943)	(890,443)

Shares issued to parent for debt relief	4,123,500	4,124	770,876						775,000
Shares issued for services	3,875,000	3,875	583,425						587,300
Shares issued for cash	500,000	500	119,500						120,000
Warrants issued for cash			5,000						5,000
Additional paid-in capital from parent			107,109						107,109
Net loss for year								(980,353)	(980,353)
Balances at December 31, 2008	8,500,000	8,500	1,587,409		-	-	-	(1,872,296)	(276,387)

Shares issued for cash	500,000	500	124,500						125,000
Shares issued for services	1,000,000	1,000	249,000						250,000
Net loss for year								(430,182)	(430,182)
Balances at December 31, 2009	10,000,000	10,000	1,960,909	-	-	-	-	(2,302,478)	(331,569)

Debt forgiveness			165,000						165,000
Net loss for period								(95,525)	(95,525)
Balances at Sep 30, 2010 - Unaudited	10,000,000	$10,000	$2,125,909	-	$-	$-	$-	$(2,398,003)	$(262,094)

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

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

2.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2009, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the quarter ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $10,484 for the quarter ended September 30, 2010, and an accumulated deficit of $2,398,003 as of September 30, 2010.  At September 30, 2010, the Company’s total current liabilities exceed total current assets by $263,738.

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

3.           Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $1,395,567 as of September 30, 2010. Per the discussion under “Software Costs” this amount has been expensed at this time.

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

6.           Advance Payable, Related Party

During the year ended December 31, 2007, the Company’s majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 to the Company for operations. During the year ended December 31, 2008, Adversor advanced an additional $78,740 to support operations.  During the year ended December 31, 2008, the Company repaid $8,369 of the outstanding amount.  At December 31, 2008, Adversor is owed $110,000.  During the year ended December 31, 2009 Adversor advanced an additional $7,470 and paid bills amounting to $17,000 on behalf of the Company. During the quarter ended March 31, 2010 Adversor advanced an additional $14,300 and paid bills in the amount of $30,302 on behalf of the Company. During the quarter ended September 30, 2010 Adversor advanced an additional $22,800, paid bills in the amount of $32,233 and paid a debt of $25,000 with interest of $5,000 on behalf of the Company. During the quarter ended September 30, 2010 Adversor paid bills in the amount of $21,075 on behalf of the Company. The current total owed to Adversor is $133,808. These funds are non-interest bearing and due on demand.

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

At September 30, 2010, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

500,000	$0.80	October 2011
500,000	$0.80	March 2012
1,000,000

Other Capital Transactions

During the year ended December 31, 2008, our majority shareholder, Adversor, paid $20,000 for services on our behalf.  In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them.  The Company has treated such amounts as capital contributions and as such has increased Additional Paid in Capital by $107,109. During the quarter ended September 30, 2010 the Company negotiated a mutual release of a contract for services that resulted in a relief of debt in the amount of $165,000. This was treated as a capital contribution and as such has increased  Additional Paid in Capital by that amount.

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

As each generation of computers become more powerful and affordable, and access to broadband internet increasingly available within the home, the gaming industry has become one of the most successful industries online. The most popular online game, World of Warcraft, a “Massively Multiplayer Online Role- Playing Game” or “MMORPG” enables over 1 million players from around the world to play simultaneously. Released in November 2004, it is estimated that World of Warcraft generated revenues in excess of $100 million in each of several different markets in its first year alone and recently announced it had signed its 10 millionth registered user. The potential for success in this sector has resulted in a perpetual delivery of new games to the market, much to the delight of the consumers, who seem to have a strong appetite for product.

The other component of the GameConnect experience is the social networking aspect. The original web-based communities were formed to serve people with shared interests and activities, enabling them to communicate through message boards and email services. Relevant content is created and posted by the members. Within relatively short order, social networking revolutionized the way we communicate and share information on an everyday basis. Networks such as Facebook now boast over 500 million members, and the YouTube phenomenon is influencing the nature of presidential elections.

The next generation of the social network is set in a virtual world, members can create avatars to represent themselves and buy “real estate” which is then developed and customized to reflect their own personality and lifestyle. A number of successful Virtual Worlds are growing fast including Mindark’s Entropia and Club Penguin (bought by Disney for $350M, plus possible $350 earn out).

However, while people around the world participate in these communities every day, few social networks have been able to establish a successful business model. We intend to capitalize on the social networking, gaming and virtual world trends, providing users with a wide variety of skill games through GameConnect, a Virtual World online community where the members can socialize, play games, share content and compete in tournament with virtual goods as well as cash prices. We will work to balance the more popular “standard” games such as bowling and golf, with original content created by independent game developers. Like many of the traditional gaming sites, ours has instituted an “outsourcing” strategy, allowing members of the community to develop the content -- for gamers, by gamers. The developer friendly culture is expected to result in continual generation of original and challenging games to keep residents within the world.

In an effort to optimize and manage our growth, we have segregated our operation into two divisions, consumer and business to business.

Since the current revenues and customers have not been sufficient to reach positive cash flow, the board has been looking into various options to enable the operation to grow.

On June 15, 2010, we entered into a Partnership Agreement with Wicked Interactive, Ltd. pursuant to which we shall develop a web based game and Wicked shall publish the game on facebook.

On 7th of September, 2010 we were appointed to develop a facebook application for Sqwishland.com. We plan to have this application launched at the end of this year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2010
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2009

Revenues

For the three months ended September 30, 2010 we generated revenue of $26,100 compared to revenues of $25,000 for the three months ended September 30, 2009.  The $1,100 increase in revenue was attributable to developing sales and operations.

Operating Expenses

Operating expenses for the three months ended September 30, 2010 were $36,273 compared to $57,904 for the three months ended September 30, 2009.  This net decrease of $21,631 was the result of the decrease of expenses attributable to software development costs and  start-up costs.

Interest Expense

We incurred interest expense of $311 for the three months ended September 30, 2010 as compared to zero interest expense for the three months ended September 30, 2009.  This interest expense is attributable to interest on loans and credit cards.

Loss From Operations

Loss from operations for the three months ended September 30, 2010 was $10,484 compared to $32,904 for the three months ended September 30, 2009.  The $22,420 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.  As of  September 30, 2010, we have an accumulated deficit of $2,398,003.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $0.00 for the three months ended September 30, 2010 compared to net loss of  $21.94 for the three months ended September 30, 2009.

NINE MONTHS ENDED SEP 30, 2010
COMPARED TO NINE MONTHS ENDED SEP 30, 2009

Revenues

For the nine months ended September 30, 2010 we generated revenue of $43,403 compared to revenue of $25,000 for the nine months ended September 30, 2009.  The $18,205 increase in revenue was attributable to developing sales and operations.

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $133,384 compared to $319,660 for the nine months ended September 30, 2009.  This net decrease of $186,276 was the result of the decrease of expenses attributable to software development costs and  start-up costs.

Interest Expense

We incurred interest expense of $5,544 for the nine months ended September 30, 2010 as compared to zero interest expense for the nine months ended September 30, 2009.  This interest expense is attributable to interest on loans and credit cards.

Loss From Operations

Loss from operations for the nine months ended September 30, 2010 was $89,981 compared to $294,660 for the nine months ended September 30, 2009. The $204,679 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.

Net Loss Applicable To Common Stock

Net loss applicable to Common Stock was $0.01 for the nine months ended September 30, 2010 compared to $196.44 for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash on hand of $606 and total assets of $30,530; consisting of cash of $606, accounts receivable of $28,280 and net fixed assets of $1,644.  At September 30, 2010, we had total current liabilities of $292,624; consisting of $125,605 of accounts payable, $5,747 of other payables, and $161,272 loan payable to a stockholder.  At September 30, 2010, we had a working capital deficit of $262,094.

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

Continuing Operations:

Net Cash (Used in) Provided By Operating Activities

During the nine months ended September 30, 2010, cash used in operating activities was $209,440 compared to $151,503 during the nine months ended September 30, 2009.  During the nine months ended September 30, 2010, net losses of $89,981 were adjusted for a non-cash item consisting of $244 in depreciation.  During the nine months ended September 30, 2009, net losses of $294,660 were adjusted for non-cash items consisting of $206 in depreciation, and $150,000 in compensatory stock issuances.

Net Cash Used in Investing Activities

During the nine months ended September 30, 2010, we used net cash in investing activities of continuing operations of $767 for the purchase of fixed assets.  We did not utilize any cash in investing activities of continuing operations during the nine months ended September 30, 2009.

Net Cash (Used in) Provided by Financing Activities

During the nine months ended September 30, 2010, we received $208,802 from our financing activities.  During the nine months ended September 30, 2009, we received $132,570 from our financing activities.

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

During the year ended December 31, 2007, our majority shareholder, Adversor, Inc. (Adversor) advanced funds of $118,369 for operations. During the year ended December 31, 2008, Adversor advanced an additional $78,740 to support operations.  During the year ended December 31, 2008, we repaid $8,369 of the outstanding amount.  At December 31, 2008, Adversor is owed $110,000.  During the year ended December 31, 2009 Adversor advanced an additional $7,470 and paid bills amounting to $17,000 on our behalf. During the quarter ended March 31, 2010 Adversor advanced an additional $14,300 and paid bills in the amount of $30,302 on our behalf. During the quarter ended September 30, 2010 Adversor advanced an additional $22,800, paid bills in the amount of $32,233 and paid a debt of $25,000 with interest of $5,000 on our behalf. These funds are non-interest bearing and due on demand.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the three months ended September 30, 2010, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2010.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2010.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

By: /s/ Guy M. Robert
Name: Guy M. Robert
Title: Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Director
Date: November 12, 2010

By: /s/ Ranulf Goss
Name: Ranulf Goss
Title: Director
Date: November 12, 2010