Form 10-K
period 2010-12-31
SunGame Corp
filed 2011-03-23
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

[   ]           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [  ]  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2010 the market value was approximately $2,000,000 based upon a pre-split close of $0.20 on 31 December 2010 There are approximately 4,977,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($-0-).
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]  No  [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of  March 15, 2011 is 10,000,000.

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

We are an early development stage company in the process of establishing a three dimensional, Virtual World communities. Leveraging the increasing popularity of online communities with this proprietary “virtual world”, we intend to capitalize on the ever increasing popularity of gaming. With an initial focus on casual and tournament based games, we will also offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation, advertisements and other features designed to build the community and generate repeat traffic to the Virtual world.

In addition, we have the mission to become a leading supplier in social gaming and related services to the business-to-business segment, including customized social games, virtual worlds, virtual eWallets, cross platform solutions and social network branding. In that regard we have focused the development during the period on a Facebook based cross platform game for subagames.com by Wicked Interactive.

In October 2008, we secured a $250,000 investment from Singapore based Mindzeye Consulting Pte, Ltd (Mindzeye) and India based Diamond Star Exports Pvt. Ltd. (Diamond Star).  As a result of such an investment, we have deployed the core system of SunGame and new servers in Singapore.  Customers have begun to participate in the games available in the world and loading money into their eWallets.  We have not recognized sales from the activities at this time, but we have had users of the product.

Since January 2009, we have established a development center in the Philippines for Virtual World and Social Gaming Development.  We have also developed a proprietary Virtual World center with B2C and B2B provisioning.

We are currently working to launch our first facebook game during 2nd quarter of 2011.

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

o
40% of all players are women, and women over 18 years of age are one of the industry's fastest growing demographics; today adult women represent a greater portion of the game-playing population (33%) than boys age 17 or younger (18%).

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

Consumer Applications

As a member of our Virtual Worlds, residents utilize their avatar to access a multitude of activities. Navigation is intuitive and the site is designed to attract members to the profit centers such as tournaments and music download.

Our Virtual Worlds offer virtual currencies, which can be earned by players as they spend time in the virtual world. While many residents will elect this option, as the average age of gamers rises and they assume the responsibilities of families and jobs, gamers have less time and more money, many prefer depositing cash into the virtual wallet.  To that end, residents can also purchase Sun Bucks at a rate of 100 for each $1.

Game Play

The primary focus of the GameConnect community is gaming.  Visitors will be able to select from a broad spectrum of chance and skill-based games.  They will be able to challenge one or more other visitors to enter tournaments for cash prizes.

Game Creation

Our games, both Virtual Worlds and Facebook games, will be focusing on the gaming community.  To that end, we have, and will continue to established relationships with independent gamer developers around the world.  Game developers will be able to register and be certified to upload their games to the GameConnect portfolio.  Once there, our incentive program offers registered programmers a percentage of the revenue generated by their games, in addition to technical support with regard to system requirements, site code, etc.  Management is confident this structure will attract a substantial number of developers to the virtual world.

Music Downloading

Music is a highly popular online media which will be offered to visitors in a number of ways within our games.  Music is streamed continuously over the site with a feature that enables visitors to click on the details of a title and/or buy and download the song at any time.

Media Upload

Users will be able to upload and share their own photos, music, documents and videos for display in their virtual residence on our Virtual Worlds.

Networking

•	Chat

Community is the backbone of theVirtual Worlds. While many visitors will come to play games, residents are also there to socialize with others.

•	Events

Once a resident has established their avatar and “personal space” i.e., a home or apartment, they may invite other residents, alone or in groups, to visit their Virtual World home, host an event, or go visit other Virtual World features together.

Administrative

•	Profile Management

Subscribers will be able to create their own content online, including the design of their room, changes to their avatar and updating of their profile.

Rather than having each individual create their own unique avatar, we provide users with a broad range of “fixed” avatars with some variables to change - i.e., hair color, outfit etc.  This structure provides us with some control with regard to the server capacity and speed, in addition to reducing the general system requirements for all users (i.e., not all residents will have the capacity on their system to interact with high resolution).

•	Account Management

Once registered,  users can manage their finances,  including deposit cash  to their Wallet, purchasing virtual goods,  upgrading their membership or  paying  subscription fees.

With our Virtual Worlds, basic membership is available at no charge to visitors; however users will also have the option of a VIP membership for a monthly fee.  As a VIP member, users will have access to a premier apartment, be granted a monthly Sun Bucks allowance, secure priority reservations for high profile tournaments, and early notification of special events and new features.

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

E-Commerce

By creating an online store within our Virtual Worlds, users will be able to “interact” with products.  For example, IBM has built a virtual store for Sears, where users can mock up a kitchen with Sears' appliances.

Gaming

As virtual worlds continue to gain in popularity, corporations will continue to seek ways to participate in this media.  SunGame will work with corporate clients to develop online games for consumers. Games will be designed to generate brand and product awareness.

Advertising

While the use of advertising within “virtual worlds” is a comparatively new idea, management expects advertisement placement within its Virtual World games will make a contribution to revenue in the relatively near term.

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

Increase Membership Through Managed Growth

We have implemented a controlled approach to growth; seeking to increase membership at rates that will enable it to support its membership and maintain appropriate server to customer ratios.  Management estimates it can service approximately 5,000 registered users for each network server, which will correspond to 200 simultaneous users in each network server.  Management also anticipates the current software platform will support approximately 1 million registered users.

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

Company Sponsored Research And Development

We are not conducting any research.

Number Of Persons Employed

As of December 31, 2010, we have 1 full-time employee, Guy M. Robert and 1 part-time administrative employee.  Mr. Robert works up to 40 hours per week and other Directors work on an as needed basis up to 40 hours per week.

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

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB:).

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

As of December 31, 2010, we have 43 shareholders of record of our common stock pursuant to transfer agent records..

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

We are an early development stage company in the process of establishing a three dimensional, Virtual World communities. Leveraging the increasing popularity of online communities with this proprietary “virtual world”, we intend to capitalize on the ever increasing popularity of gaming. With an initial focus on casual and tournament based games, we will also offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation, advertisements and other features designed to build the community and generate repeat traffic to the Virtual world.

In addition, we have the mission to become a leading supplier in social gaming and related services to the business-to-business segment, including customized social games, virtual worlds, virtual eWallets, cross platform solutions and social network branding. In that regard we have focused the development during the period on a Facebook based cross platform game for subagames.com by Wicked Interactive.

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

The next generation of the social network is set in a virtual world, members can create avatars to represent themselves and buy “real estate” which is then developed and customized to reflect their own personality and lifestyle. A number of successful Virtual Worlds are growing fast including Mindark’s Entropia and Club Penguin (bought by Disney for $350M, plus possible $350 earnout).

However, while people around the world participate in these communities every day, few social networks have been able to establish a successful business model. We intend to capitalize on the social networking, gaming and virtual world trends, providing users with a wide variety of games through various partners, at the Virtual World online community, the players can socialize, play games, share content and compete in tournament and buy virtual goods.

We will work to balance the more popular “standard” games such as bowling and golf, with original content created by independent game developers. Like many of the traditional online game sites, ours has instituted an “outsourcing” strategy, allowing members of the community to develop the content -- for gamers, by gamers.

The developer friendly culture is expected to result in continual generation of original and challenging games to keep residents within the world.

RESULTS OF OPERATIONS
FOR YEAR ENDED DECEMBER 31, 2010 COMPARED TO
YEAR ENDED DECEMBER 31, 2010

Revenues

For the year ended December 31, 2010 we recognized revenue in the amount of $50,112 compared to the year ended December 31, 2009, in which we recognized revenue in the amount of $25,000 from our operational activities.  The $25,112 increase in revenue for the year ended December 31, 2009 was attributable to developing sales operations.

Operating Expenses

For the year ended December 31, 2010, we incurred a total operational expense of $158,034 compared to $455,182  for the year ended December 31, 2009.  The net decrease of $297,148 was the result of the decrease of expenses attributable to software development costs and start-up costs.

Net Income (Loss) From Operations

For the year ended December 31, 2010, we incurred a net loss of $107,922 compared to a net loss of $430,182 for the year ended December 31, 2009.  The decrease of $322,260 was a result of the increase in revenue and decrease in operational expenses as discussed in the preceding paragraphs. As of December 31, 2010, we have an accumulated deficit of $2,416,215.

Net Income (Loss) Applicable to Common Stock

For the year ended December 31, 2010, we recognized a net loss per share of $0.01 compared to a net loss per share of $0.05 for the year ended December 31, 2009. The reduction in net loss is directly attributable to the increase in revenue and reduction in operating expenses as discussed in the preceding paragraphs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash on hand of $60 and total assets of $19,128, consisting of cash of $60, accounts receivable of $17,600 and net fixed assets of $1,468.  At December 31, 2010, we had total current liabilities of $282,058, consisting of $112,035 of accounts payable, $8,751 of credit cards payable, and $161,272 loan payable to a stockholder.  At December 31, 2010, we had a working capital deficit of $264,398.

During the year ended December 31, 2010, cash used in operating activities was $44,986 compared to $402,744 during the year ended December 31, 2009.  During the year ended December 31, 2010, net losses of $113,737 were adjusted for a non-cash item consisting of $420 in depreciation.  During the year ended December 31, 200, net losses of $430,182 were adjusted for non-cash items consisting of $206 in depreciation.

During the year ended December 31, 2010, our total funds used for investing activities was $767 for fixed assets.  During the year ended December 31, 2009, we did not use or receive funds from investing activities.

During the year ended December 31, 2010, we received $43,802 from our financing activities in the form of debt.  During the year ended December 31, 2009, we received $382,470 from our financing activities primarily from the sale of equity.

During the year ended December 31, 2010, the Company was infused with $182,376 in the form of paid-in capital to relieve some of the Company debt.

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

We foresee that we will need a minimum of $500,000 to fund our operations for the next 12 months as follows:

System Development and Integration	$200,000
Professional Fees	$100,000
Sales, Marketing, Strategic Partnerships	$100,000
General & Administrative	$50,000
Working Capital	$50,000
Total	$500,000

We will need substantial additional capital to support our proposed future operations.  We have no significant  revenues from operations.  We have no committed source for any funds as of the date hereof.  No representation is made that any funds will be available when needed.  In the event funds cannot be raised when needed, we may not be able to carry out our business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

Going Concern

The independent registered public accounting firm's report on our financial statements as of December 31, 2010 and 2009 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements beginning on page 24 for the years ended December 31, 2010 and 2009. Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Wilmington, Delaware

I have audited the accompanying balance sheets of Sungame Corporation (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from November 14, 2006 (inception of the development stage) through December 31, 2010 . These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2010 and 2009, and the  results of its operations and its cash flows for the years then ended and for the period from November 14, 2006 (inception of the development stage) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado
February 10, 2011	By:	/s/ Ronald R. Chadwick
Ronald R. Chadwick, P.C.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31,
	2010	2009

ASSETS:

Current Assets:
Cash	$60	$2,011
Accounts Receivable	17,600	-

Total Current Assets	17,660	2,011

Fixed Assets
Office Equipment	2,140	1,373
Accumulated Depreciation	(672)	(252)
Total Fixed Assets	1,468	1,121

TOTAL ASSETS	$19,128	$3,132

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$112,035	$51,582
Credit Cards Payable	8,751	649
Contracts Payable	-	165,000
Loans Payable - Stockholder	161,272	117,470

Total Current Liabilities	282,058	334,701

Stockholders' Deficiency:

Common stock, par value, $0.001	10,000	10,000
100,000,000 authorized with:
10,000,000 issued and outstanding
Paid in Capital	2,143,285	1,960,909
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(2,416,215)	(2,302,478)

Total Stockholders' Deficiency	(262,930)	(331,569)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$19,128	$3,132

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			November 13,
	Year ended		2006, (Inception)
	December 31,		to December 31,
	2010	2009	2010

Revenue:	$50,112	$25,000	$75,112

Total Income	50,112	25,000	75,112

Costs and Expenses:
Software development	57,151	371,235	1,413,435
Stock based compensation	-	-	587,300
Depreciation	420	206	672
Consulting costs	45,000	-	302,500
Bad debts	4,214	-	4,214
Startup costs	51,249	83,741	177,391

Total Expenses	158,034	455,182	2,485,512

Net Loss From Operations	(107,922)	(430,182)	(2,410,400)

Other Income and (Expenses)
Interest expense	(5,815)	-	(5,815)
	(5,815)	-	(5,815)

Net Loss	$(113,737)	$(430,182)	$(2,416,215)

Per Share Information
Loss per common share	$(0.01)	$(0.05)

Weighted average number
of shares outstanding	10,000,000	9,550,000

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
			November 13,
	Year ended		2006, (Inception)
	December 31,		to December 31,
	2010	2009	2010

Cash Flows from Operating Activities

Net Income (Loss)	$(113,737)	$(430,182)	$(2,416,215)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	420	206	672
(Increase) in accounts receivable	(17,600)		(17,600)
Increase/(decrease) in accrued expenses	-	-	190,000
Increase in accounts payable	85,931	27,232	886,789
Compensatory stock issuances			837,300
Net Cash Used by Operating Activities	(44,986)	(402,744)	(519,054)

Cash Flows from Investing Activities

(Increase) in Fixed Assets	(767)	-	(767)

Net Cash Used for Investing Activities	(767)	-	(767)

Cash Flows from Financing Activities

Sales of Common Stock and Warrants	-	375,000	251,500
Paid in capital	-	-	107,109
(Decrease) Increase in Loans Payable	43,802	7,470	161,272

Net Cash Provided by Financing Activities	43,802	382,470	519,881

Net Increase in Cash & Cash Equivalents	(1,951)	(20,274)	60

Beginning Cash & Cash Equivalents	2,011	22,285	-

Ending Cash & Cash Equivalents	$60	$2,011	$60

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$5,815	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$375,000	$837,300
Paid in capital - debt relief	182,376		182,376
Stock issued for debt relief	-	-	863,369

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders Equity (Deficit)

	Common Shares	Common Dollars at $0.001 Par	Paid in Capital	Preferred Shares	Preferred Dollars $0.001 Par	Accumulated Deficit	Stockholders' Deficiency
Balances 11/14/06	-	$-	$-	-	$-	$-	$-
Shares to parent for services	1,500	1	1,499				1,500
Net loss for year						(1,500)	(1,500)
Balances at December 31, 2006	1,500	$1	$1,499	-	$-	$(1,500)	-

Net loss for year						(890,443)	(890,443)
Balances at December 31, 2007	1,500	$1	$1,499	-	$-	$(891,943)	(890,443)

Shares issued to parent for debt
relief	4,123,500	4,124	770,876				775,000
Shares issued for services	3,875,000	3,875	583,425				587,300
Shares issued for cash	500,000	500	119,500				120,000
Warrants issued for cash			5,000				5,000
Additional paid-in capital from parent			107,109				107,109
Net loss for year						(980,353)	(980,353)
Balances at December 31, 2008	8,500,000	$8,500	$1,587,409		$-	$(1,872,296)	(276,387)

Shares issued for cash	500,000	500	124,500				125,000
Shares issued for services	1,000,000	1,000	249,000				250,000
Net loss for year						(430,182)	(430,182)
Balances at December 31, 2009	10,000,000	$10,000	$1,960,909	-	$-	$(2,302,478)	(331,569)

Forgiveness of debt			182,376				182,376
Net loss for year						(113,737)	(113,737)
Balances at December 31, 2010	10,000,000	$10,000	$2,143,285	-	$-	$(2,416,215)	(262,930)

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.    Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of SunGame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company that intends to become a leader in providing virtual worlds and online games. The Company believes that it can exploit the market that is at the confluence of social games and social virtual world, and that this market is very significant. The Company will provide various types of Games in an online Virtual World where the users, regardless of location can play games, chat, buy virtual goods, and where our customers are corporations and game aggregators.

The main activity will be to provide a social games and social virtual worlds that attracts players who interact in a seamless environment. The main goal will be to introduce competitive and unique products in an already established market place. The Company will be a premier marketer of money related activities that will have distinct comparative advantages compared to both direct and indirect competitors.

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codified No. 915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

At December 31, 2010 and 2009 the Company had net operating loss carry forwards of approximately $1,525,000 and $1,400,000 which begin to expire in 2026. The deferred tax asset of approximately $595,000 and $550,000 in 2010 and 2009 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2009 was $45,000 and $168,000.

2.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $113,737 for the year ended December 31, 2010, and an accumulated deficit of $2,416,215 as of December 31, 2010.  At December 31, 2010, the Company’s total current liabilities exceed total current assets by $264,398.

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

3.           Property and Equipment

The Company has incurred software costs in the development of its social games and virtual worlds in the amount of $1,413,435 as of December 31, 2010. Per the discussion under “Software Costs” this amount has been expensed at this time.

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

5.           Advance Payable, Related Party

At December 31, 2009 the Company had working capital advances due to the Company’s majority shareholder, Adversor, Inc. (“Adversor”) of $117,470. These funds are non-interest bearing and due on demand. Also, included in the Company’s $51,582 in accounts payable at end 2009 were $26,600 owed to Adversor. In 2009 the Company recording consulting fees to Adversor of $26,000. At December 31, 2010 the Company had working capital advances due to Adversor of $161,272, also non-interest bearing and due on demand. Included in the Company’s $112,035 in accounts payable at end 2010 were $106,013 owed to Adversor. In 2010 the Company recorded consulting fees to Adversor of $45,000

6.           Stockholders’ Deficiency

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

In October 2008, the Company entered into Services Agreements with two parties.  The Services Agreements provides for the Company to receive services totaling up to $625,000 in connection with the development of its website and gaming software to be paid for by the issuance of up to 2,500,000 shares of the Company’s common stock.  During the year ended December 31, 2008, the Company issued 1,600,000 of these shares in exchange for services performed at that time totaling $400,000.  The shares were issued at a price of $0.25 per share.

In October 2008, the Company issued 4,123,500 shares of its restricted common stock to its majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor.  The shares were issued at a price of $0.188 per share.

In September 2008, the Company issued 1,373,000 shares of its restricted common stock to a director, Mr. Goss, of the Company as payment for services totaling $137,300.  The shares were issued at a price of $0.10 per share.

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

For clarification purposes, Adversor has been characterized as a holding company by nature. As a fair and accurate depiction, Adversor owed a majority share of Sungame, and thus could be interpreted as a parent subsidiary relationship, particularly under accounting rules. However, Adversor was never intended to exert control over Sungame, and was intended to relinquish the stock, which it did, and therefore Sungame takes the founded position it was never a subsidiary, regardless of the classification for accounting purposes; although we do understand the source of confusion. We trust this adequately explains our position.

Warrants

At December 31, 2010 and 2009, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants		Exercise Price	Expiration Date

500,000		$0.80	October 2011
500,000		$0.80	March 2012
Sum	1,000,000

Other Capital Transactions

During the year ended December 31, 2010 the Company negotiated a settlement on a contract in the amount of $165,000 and was forgiven accounts payable in the amount of $17,376. The Company has treated such amounts as capital contributions and as such has increased Additional Paid in Capital by $182,376.

7.           8K Information filed

On November 3, 2010, the Company filed form 8K with the Securities and Exchange Commission (SEC) reporting the Company’s signing of a binding letter of intent with Freevi, Inc., a Nevada corporation and having their headquarters in Nevada, to merge the two entities. Freevi, Inc. is a private corporation that is entering into the social networking business space, with acumen in multimedia.

This merger is proposed to be a “stock only” transaction. The Company will cause a reverse split in its outstanding shares of 1 new share for each 40 shares now outstanding. After this reverse split the shares will be exchanged on a 1 for 1 basis as this is considered to be the approximate fair value for each entity.

8.           Subsequent Events
On January 10, 2011, The Company filed a form 8K with the SEC reporting the reverse split of the outstanding shares. In addition, the Company increased the authorized shares from 100,000,000 to 300,000,000.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers And Corporate Governance.

The following individuals were serving as our executive officers and directors on December 31, 2010:

Name	Age	Position
Guy M. Robert	47	President, CEO, ,CFO, Director
Vacant		Secretary, Treasurer, Director
Ranulf Jose Goss	32	Director

Guy M. Robert.  Mr. Robert has served as the President, Chief Executive Officer, Chief Financial Officer and a Director of SunGame since inception. He also serves as President of Adversor, Inc., a beneficial owner of SunGame Corporation, since incorporation. After a career in IT consulting and Global Product Management for Ericsson 1989-1992 and Vodafone from 1992-1995, Mr. Robert has focused his entrepreneurial spirit and management capabilities within the international IT community. He established and was a Director or CEO of companies such as XPonCard Thailand Ltd.1999-2004, MobylNet SL, Spain, 2002-2005 and Communication Information Services 2000-2004 which was acquired by a publicly listed group. Mr. Robert is a Market Economist, graduated from the Stockholm Market Institute.

Michael Segal.  Mr. Segal who was a director since June 8, 2007, resigned from the Company’s Board of Directors on November 3, 2010 citing a difference of opinion with the other Directors relating to the business model of Freevi, Inc. and the future of SGMZ as a result of the merger.

Ranulf Jose Goss.  Mr. Goss has been a Director of SunGame Corporation since October 2008. As CEO of SunGame SEA, Mr. Goss manages online virtual world and walkthrough development for SunGame US. Prior to joining the Company, he was a Producer at Matahari Studios, a leading game development company in the Philippines. As the senior project manager he oversaw supplier relationships, academic relationships and technical research. From February to May 2006, Mr. Goss was Chief Game Architect at E-commerce Percs, where he lead the PC game development team, and was Project Manager for Online MMORPG being Co-developed with a Korean Online Game. In August 2005, he founded SlyceSoft Games Development, the premier 3-D Digital game producer company in the Philippines. He directly managed the artistic and technical team that planned, designed, and developed the Away-Agila, the upcoming first and only 3-D Filipino folklore-based adventure game in the Philippines. The game was released in prototype in May 2005 and is expected to be published in late 2009. From 1999 to July 2005, Mr. Goss held several positions with TrendMicro, Inc. His senior position was Global Database Administrator where he managed the day-to-day operations of multiple, multi-tier, distributed, large-scale SQL server databases to service the real-time technical support needs of customers in the United States, Europe, and Philippines. Prior to that he was the Quality Assurance Engineer, where he was responsible for leading the QA project team that was involved in the planning and executing testing efforts of specific software upgrades for multiple, multi-tier, distributed, large-scale SQL server databases environment. His first position with the company was as a Systems Engineer, providing customer support for the installation and use of Trend Micro products. He wrote advanced T-SQL ueries, complex joins, indexes, Data Transformation Services (DTS), triggers, stored procedures, data extraction, transformation, and validation of SQL queries.  Mr. Goss is currently Chairperson, Manila Chapter of the International Game Developers Association. He attended La Salle University where he obtained a B.S. in Computer Studies.

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

Item 11. Executive Compensation.

Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2010 and 2009 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guy Robert, CEO(1)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Michael Segal, sec/treas.	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010
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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table and the notes thereto set forth information, as of March 15, 2011 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by: (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner(1)	Number of Shares of common stock Beneficially Owned(2)	Percentage of common stock Outstanding(3)
Guy M. Robert(4)	1,300,000	13.00%
Adversor, Inc.(4)	2,925,000	29.25%
Michael Segal	100,500	1%
Ranulf Jose Goss	798,000	7.98%
Sudhir Shah	1,000,000	10.00%
Diamond Star Exports Ltd.(5)	2,500,000	25.00%
Mindzeye Consulting Pte. Ltd.	100,000	1.00%
Jeffrey Friedland(6)	268,250	02. 68%
Officers and Directors as a group (3 people)	5,023,000	50..23%
___________________
(1). Unless otherwise stated above, the address of beneficial owner is c/o SunGame Corporation, 501 Silverside Road, Suite 105, Wilmington, DE 19809.
(2). Beneficial ownership of each person is shown as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which includes all securities that the person, directly, or indirectly through an contract, arrangement, understanding, relationship or otherwise has or shares voting power which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose, or direct the disposition of such security.
(3). Based on 10,000,000 shares of common stock outstanding as of December 31, 2010.
(4). Guy Robert is the beneficiary of 2,925,000 shares indirectly through Adversor, Inc., as president thereof.
(5). Shah holds the voting and dispositive powers for Diamond Star Exports, Ltd.
(6). Freidland holds the voting power and dispositive powers over 535,000 shares of our common stock through the following entities; Philadelphia New York Investors, Global Investment Advisers, LLC, China America Holdings, Strategic Technology Advisors, LLC, VAC Edwards, LLC, Wall Street Global Research, LLC, and Western Technology Investors,  LLC.

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

On Wednesday, 3 November 2010, Michael Segal resigned from SGMZ’s Board of Directors. Mr. Segal’s resignation came from a difference of opinion with the other Directors of the business model of Freevi, Inc. and SGMZ future in respect with the merger. Mr. Segal was the Secretary and Treasurer of SGMZ, but was not on any committees of the Board of Directors and was not an Officer of SGMZ.

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

In March 2009, per the Security Purchase Agreement (dated October 2008), with Mindzeye Consulting Pte, Ltd., we received cash of $125,000 in exchange for 500,000 shares of restricted common stock. The shares were sold at a price of $0.25 per share.

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

In September 2008, we issued 1,373,000 shares of our restricted  common stock to our director, Mr. Goss, as payment for services totaling $137,300.  The shares were issued at a price of $0.10 per share.

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

Item 14. Principal Accounting Fees And Services.

Audit Fees

We were billed $3,720 for the fiscal year ended December 31, 2010 and $9,500 for the fiscal year ended December 3, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2010 and $0 in audit related fees for the fiscal year ended December 31, 2009. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $0 for the fiscal year ended December 31, 2010 and $0 for the fiscal year ended December 31, 2009.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors’ current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  Our board pre-approved all audit and non-audit services rendered by our principal accountant in 2010 and 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2010 are filed as part of this report.

(1)   Financial statements of the Company and its subsidiaries.

(2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits
3.01	Certificate of Incorporation (1)
3.01(a)	Certificate of Amendment of Certificate of Incorporation (2)
3.02	By-laws (1)
3.02(a)	Certificate of Amendment of Bylaws (3)
21.1	Subsidiaries (2)
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

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

Sungame Corporation:

By:	/s/ Guy M. Robert
Name:	Guy M. Robert
Title:	Principal Executive Officer, President and Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer
Date:	March 22, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ranulf Goss
Name:	Ranulf Goss
Title:	Director
Date:	March 22, 2011