Form 10-Q
period 2011-03-31
SunGame Corp
filed 2011-05-13
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the issuer is a shell company (as defined in rule 12b-2 of the Exchange Act) Yes ☐  No ☑
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☑

The number of shares of common stock are:
As of 31 March 2011 - 250,014
As of 9 May 2011- 177,550,014 issued, 250,014 outstanding
(issuances from the merger have not been processed through transfer)

SUNGAME CORPORATION
For The Quarterly Period Ended March 31, 2011

Part I.  Financial Information.

Item 1.  Financial Statements.
SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31,	December 31,
	2011	2010
	Unaudited
ASSETS:

Current Assets:
Cash	$26	$60
Accounts Receivable	21,650	17,600

Total Current Assets	21,676	17,660

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(779)	(672)
Total Fixed Assets	1,361	1,468

Other Assets
Investment - Freevi Corp

TOTAL ASSETS	$23,037	$19,128

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY):

Current Liabilities:
Accounts Payable	$112,035	$112,035
Credit Cards Payable	9,229	8,751
Loans Payable - Stockholder	161,872	161,272

Total Current Liabilities	283,136	282,058

Stockholders' Equity (Deficiency):
Common stock, par value, $0.001 300,000,000 authorized with: 250,000 issued and outstanding	250	250
Paid in Capital	2,153,035	2,153,035
Preferred Stock, par value $0.001 5,000,000 authorized with none outstanding	-	-

Accumulated deficit	(2,413,384)	(2,416,215)

Total Stockholders' (Deficiency)	(260,099)	(262,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$23,037	$19,128

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			November 13,
	Three months ended		2006, (Inception)
	March 31,		to March 31,
	2011	2010	2011
	Unaudited	Unaudited	Unaudited

Revenue:	$31,150	$6,265	$106,262

Total Revenue	31,150	6,265	106,262

Costs and Expenses:
Software development	27,140	17,108	1,440,575
Stock based compensation	-	-	587,300
Depreciation	107	69	779
Consulting costs	-	-	302,500
Bad debts	-	-	4,214
Startup costs	765	19,018	178,156

Total Expenses	28,012	36,195	2,513,524

Net Income (Loss) From Operations	3,138	(29,930)	(2,407,262)

Other Income and (Expenses)
Interest expense	(307)	(5,108)	(6,122)
	(307)	(5,108)	(6,122)

Net Income (Loss)	$2,831	$(35,038)	$(2,413,384)

Per Share Information
Income (Loss) per common share	$0.01	$(0.14)

Weighted average number of shares outstanding	250,000	250,000

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			November 13,
	Three months ended		2006, (Inception)
	March 31,		to March 31,
	2011	2010	2011
	Unaudited	Unaudited	Unaudited
Cash Flows from Operating Activities

Net Income (Loss)	$2,831	$(35,038)	$(2,413,384)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	107	69	779
(Increase) in accounts receivable	(4,050)	(4,714)	(21,650)
Increase in accrued expenses	-	-	190,000
Increase in credit card payable	478	3,520	9,230
Increase/(decrease) in accounts payable	-	(4,000)	878,037
Compensatory stock issuances	-	-	837,300
Net Cash Used by Operating Activities	(634)	(40,163)	(519,688)

Cash Flows from Investing Activities

(Increase) in Fixed Assets	-	-	(767)

Net Cash Used for Investing Activities	-	-	(767)

Cash Flows from Financing Activities

Issuance of Common Stock and Warrants	-	-	251,500
Paid in capital	-	-	107,109
Increase in Loans Payable	600	44,602	161,872

Net Cash Provided by Financing Activities	600	44,602	520,481

Net Increase in Cash & Cash Equivalents	(34)	4,439	26

Beginning Cash & Cash Equivalents	60	2,011	-

Ending Cash & Cash Equivalents	$26	$6,450	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$307	$-	6,122
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$-	837,300
Paid in capital - debt relief	-	-	182,376
Stock issued for debt relief	-	-	863,369

The accompanying notes are an integral part of these financial statements

Sungame Corporation
Statements of Stockholder's Equity (Deficit)

		Common			Preferred
	Common	Dollars at	Paid in	Preferred	Dollars	Retained	Stockholders'
	Shares (1)	$0.001 Par	Capital	Shares	$0.001 Par	Earnings	Deficiency
Balances 11/14/06	-	$-	$-	-	$-	$-	$-
Shares to parent for services	38	1	1,499				1,500
Net loss for year						(1,500)	(1,500)
Balances at December 31, 2006	38	1	1,499	-	-	(1,500)	-

Net loss for year						(890,443)	(890,443)
Balances at December 31, 2007	38	1	1,499	-	-	(891,943)	(890,443)

Shares issued to parent for debt relief	103,088	103	774,897				775,000
Shares issued for services	96,874	97	587,203				587,300
Shares issued for cash	12,500	12	119,988				120,000
Warrants issued for cash			5,000				5,000
Additional paid-in capital from parent			107,109				107,109
Net loss for year						(980,353)	(980,353)
Balances at December 31, 2008	212,500	213	1,595,696		-	(1,872,296)	(276,387)

Shares issued for cash	12,500	12	124,988				125,000
Shares issued for services	25,000	25	249,975				250,000
Net loss for year						(430,182)	(430,182)
Balances at December 31, 2009	250,000	250	1,970,659	-	-	(2,302,478)	(331,569)

Forgiveness of debt			182,376				182,376
Net loss for year						(113,737)	(113,737)
Balances at December 31, 2010	250,000	250	2,153,035	-	-	(2,416,215)	(262,930)

Net income for period						2,831	2,831

Balances at March 31, 2011 - Unaudited	250,000	$250	$2,153,035	$-	$-	$(2,413,384)	$(260,099)

(1) As retroactively restated for a 40 for 1 reverse stock split on January 10, 2011

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of SunGame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company that intends to become a leader in providing virtual worlds and online games. The Company believes that it can exploit the market that is at the confluence of social games and social virtual world, and that this market is very significant. The Company will provide various types of Games in an online Virtual World where the users, regardless of location can play games, chat, buy  virtual goods and where our customers are corporations and game aggregators.

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codified No.915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

At March 31, 2011 and 2010 the Company had net operating loss carry forwards of approximately $1,521,000 and $1,445,000 which begin to expire in 2026. The deferred tax asset of approximately $593,200 and $563,600 in 2011 and 2010 created by the net operating losses have been offset by a 100% valuation allowance. The change in the valuation allowance in 2011 and 2010 was $29,600 and $44,300.

2.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $113,737 for the year ended December 31, 2010, and an accumulated deficit of $2,416,215 as of December 31, 2010. As of March 31, 2011 the accumulated deficit is $2,413,384. At December 31, 2010, the Company’s total current liabilities exceed total current assets by $103,126. At March 31, 2011 this amount was $99,589.

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

3.           Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $1,413,435 as of December 31, 2010. By March 31 this total had increased to $1,440,575. Per the discussion under “Software Costs” this amount has been expensed at this time.

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

5.           Advance Payable, Related Party

At December 31, 2009, the Company’s had working capital advances due to the Company’s majority shareholder, Adversor, Inc. (“Adversor”) of $117,470. These funds are non interest bearing and are due on demand. Also included in the Company’s $51,582 in accounts payable at end 2009 were $26,600 owed to Adversor. In 2009 the Company recorded consulting fees to Adversor of $26,600. At December 31, 2010 the Company had working capital advances due to Adversor of $161,272, also non-interest bearing and due on demand. At March 31, 2011 Adversor advances had increased to $162,372. Included in the Company’s $112,035 in the Company’s accounts payable at end 2010 were $106,013 owed to Adversor. In 2010 the Company recorded consulting fees to Adversor of $45,000.

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

In March of 2009, pursuant to the Securities Purchase Agreement the Company received further cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of the Company’s restricted common stock. The warrant has an exercise price of $0.80 per share and a term of three years. The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock an $0.01 per share allocated to the warrant. The Company also issued 100,000 shares of its restricted common stock in exchange for consulting services valued at $25,000.

In October of 2009, the Company issued 900,000 shares of its restricted common stock in exchange for consulting services valued at $225,000.

For clarification purposes, Adversor has been characterized as a holding company by nature. As fair and accurate depiction, Adversor owned a majority share of Sungame, and thus could be interpreted as a parent subsidiary relationship, particularly under accounting rules. However, Adversor was never intended to exert control over Sungame, and was intended to relinquish the stock, which it did, and therefore Sungame takes the founded position it was never a subsidiary, regardless of the classification for accounting purposes; although we do understand the source of confusion. We trust this adequately explains our position.

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

8.            8K Information filed

On November 3, 2010, the Company filed form 8K with the Securities and Exchange Commission (SEC) reporting the Company’s signing of a binding letter of intent with Freevi, Inc., a Nevada corporation and having their headquarters in Canada, to merge the two entities. Freevi, Inc. is a private corporation that is entering into the social networking business space, with acumen in multimedia.

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

Subsequent events

On April 15, 2011 The Company filed form 8K with the SEC reporting that the acquisition with Freevi has been completed. The Company issued 177,000,000 post reverse split shares to facilitate the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Statement Regarding Forward-Looking Information.

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

Statement Regarding Forward-Looking Information.  This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe”,  “expects”,  “anticipates”,  “intends”,  “estimates”,  “projects”,  “target”, “goal”, “plans”, “objective”, “should”, or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements, including, but not limited to, the availability and pricing of additional capital to finance operations.

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

We are an early development stage company in the process of establishing a three dimensional, Virtual World communities. Leveraging the increasing popularity of online communities with this proprietary “virtual world”, we intend to capitalize on the ever increasing popularity of games. With an initial focus on casual and tournament based games, we will also offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation, advertisements and other features designed to build the community and generate repeat traffic to the Virtual world.

In addition, we have the mission to become a leading supplier in social games and related services to the business-to-business segment, including customized social games, virtual worlds, virtual eWallets, cross platform solutions and social network branding. In that regard we have been focusing the development during the period on a Facebook based cross platform game for subagames.com by Wicked Interactive.

As each generation of computers become more powerful and affordable, and access to broadband internet increasingly available within the home, the game industry has become one of the most successful industries online. The most popular online game, World of Warcraft, a “Massively Multiplayer Online Role- Playing Game”  or  “MMORPG”  enables over 1 million players from around the world to play simultaneously. Released in November 2004, it is estimated that World of Warcraft generated revenues in excess of $100 million in each of several different markets in its first year alone and recently announced it had signed its 10 millionth registered user. The potential for success in this sector has resulted in a perpetual delivery of new games to the market, much to the delight of the consumers, who seem to have a strong appetite for product.

The other component of the Virtual-World experience is the social networking aspect. The original web-based communities were formed to serve people with shared interests and activities, enabling them to communicate through message boards and email services. Relevant content is created and posted by the members. Within relatively short order, social networking revolutionized the way we communicate and share information on an everyday basis. Networks such as Facebook now boast over 500 million members, and the YouTube phenomenon is influencing the nature of presidential elections.

The next generation of the social network is set in a virtual world, members can create avatars to represent themselves and buy “real estate” which is then developed and customized to reflect their own personality and lifestyle. A number of successful Virtual Worlds are growing fast including Mindark’s Entropia and Club Penguin (bought by Disney for $350M, plus possible $350M earn out).

However, while people around the world participate in these communities every day, few social networks have been able to establish a successful business model. We intend to capitalize on the social networking, games and virtual world trends, providing users with a wide variety of games through various partners.  At the Virtual World online community, the members can socialize, play games, share content, compete in tournament and buy virtual goods.

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

Freevi Development

In addition to our game development efforts, we have been very active developing two specific solutions for Freevi Corporation during the period.

ViDirectory.com

During the three months ended March 31, 2011, we have developed ViDirectory, which is a complex Company Directory Service web environment.

It has a wide number of features, which are being launched in various releases.

The system was already developed by Freevi’s development resources (see Note 8 to the Financial Statements) and had reached Alpha launch, but after analysis from the SunGame Technical Team, the recommendation was to rewrite the service.

This, to ensure that the service would be able to manage a high number of users and to allow us to add various services which are defined below.

DealFreevi.Com

The Sungame technical team has further worked on the system support for the ViDirectory Dealer Campaign called DealFreevi.com.

This service consist of a dealer acquisition web site with application form and detailed information to the ViDirectory Dealer Program.

As soon as a prospective Dealer fills out the above form, the information is stored in a database and is in real time available in a browser based Administrative subsystem.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 (Q1 2010)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2011 (Q1 2010)

Revenues

For the three months ended March 31, 2011 we generated revenue of $31,150 compared to $6,265 for the three months ended March 31, 2010.  The increase of $24,885 was due to  nonrecurring development work performed for a customer.

Operating Expenses

Operating expenses for the three months ended March 31, 2011 were $28,012 compared to $36,195 for the three months ended March 31, 2010.  This net decrease of $8,183 was the result of the decrease of 18,253 of expenses attributable to start-up costs, on the one hand, and the increase of 10,032 in software development costs associated with the increase in revenue on the other hand

Interest Expense

We incurred interest expense of $307 for the three months ended March 31, 2011 as compared to $5,108 of interest expense for the three months ended March 31, 2010.  This decrease in interest expense is attributable to no interest-bearing contracts payable outstanding during the three months ended March 31, 2011 versus $165,000 outstanding during the three months ended March 31, 2010.

Loss From Operations

Income from operations for the three months ended March 31, 2011 was $3,138 compared to a net loss from operations of ($29,930) for the three months ended March 31, 2010.   The $33,068 decrease in net loss is directly attributable to the increase in revenue and decrease in operating expenses described above.  As of March 31, 2011, we have an accumulated deficit of $2,413,384.

Net Loss Applicable To Common Stock

Net income applicable to Common Stock was $0.01 for the three months ended March 31, 2011 compared to a net loss per share of $0.01 for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash on hand of $26 and total assets of $23,037; consisting of cash of $26, accounts receivable of $21,650 and net fixed assets of $1,361.  At March 31, 2011, we had total current liabilities of $283,136; consisting of $112,035 of accounts payable, $9,229 of other payables, and a $161,872 loan payable to a stockholder.  At March 31, 2011, we had a working capital deficit of $261,460.

During the three months ended March 31, 2011, cash used in operating activities was $634 compared to $40,163 during the three months ended March 31, 2010.  During the three months ended March 31, 2011, net income of $2,831 were adjusted for a non-cash item consisting of $107 in depreciation.  During the three months ended March 31, 2010, net losses of $35,038 were adjusted for non-cash items consisting of $69 in depreciation.

During the three months ended March 31, 2011 and March 31, 2010, we did not use or receive funds from investing activities.  During the three months ended March 31, 2011, we increased our loan payable by $600 in financing activities.  During the three months ended March 31, 2010, we increased our loan payable by $44,602 in financing activities.

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

In September 2008, we issued 1,373,000 shares of our restricted common stock to our director, Mr. Goss as payment for services totaling $137,300. The shares were issued at a price of $0.10 per share.

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

We foresee that we will need a minimum of $1,500,000 to fund our operations for the next 12 months as follows:

System Development and Integration	$500,000
Professional Fees	125,000
Sales, Marketing, Strategic Partnerships	225,000
General & Administrative	500,000
Working Capital	150,000
Total	$1,500,000

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

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have not generated revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $125,000 (approximately $1,500,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 1-3 months. We are currently relying solely on current shareholders and management to provide the necessary funds to continue operations. We do not have any commitments for such funding from shareholders or management.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of March 31, 20101 we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any legal proceedings nor is any of Sungame property the subject of any pending legal proceedings.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2.  Unregistered Sales of Equity Securities

None.

However, it should be noted the Sungame Corp. and Freevi Corp. have successfully engaged in a business combination, with Sungame being the surviving entity, and there was a share exchange where Freevi shares were  exchanged for Sungame shares, pursuant to the terms and conditions of the combination. [See 8K dated 15 April 2011]
See Item 5 for further disclosures of unregistered transactions in equity securities after the disclosure period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Removed and Reserved.

Item 5. Other Information

The Board of Directors had held a meeting on 2 May 2011 and appointed Raj Ponniah as Secretary of Sungame Corp. with the understanding that his appointment coincide with the publication of this 10Q to save on costs. Mr. Ponniah currently is a Director of Sungame and recused himself from the vote, but accepted the appointment.

On 2 May 2011, The board of Directors authorized 25,000  for Mundial Financial Group, L.L.C. for investment banking services, and authorized the issuance of 300,000 shares to Marshal Shichtman and Associates, P.C. as a gratuity for services rendered.

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

Date:    May 13, 2011