Form 10-Q/A
period 2011-03-31
SunGame Corp
filed 2011-05-19
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment 1

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as amended

For The Quarterly Period Ended March 31, 2011

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, as amended

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
As of 9 May 2011- 177,550,014 issued, 250,014 outstanding
(issuances from the merger have not been processed through transfer)

SUNGAME CORPORATION
For The Quarterly Period Ended March 31, 2011

Note:   Amendment 1 includes the addition of Freevi Corp. financials, the pro forma combined financial statements and the adjustment to certain warrants outstanding.

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

6.           Stockholders’ Deficiency

Common Stock

In October 2008, the Company entered into a Security Purchase Agreement (Security Purchase Agreement) with a third party, the Company received cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of the Company’s restricted common stock.  The warrant has an exercise price of $0.80 per share and a term of three years.  The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.  However, Sungame reversed its stock in Q1 2011, effective 11 January 2011, (See 8K dated 11 January 2011) and the resultant warrants are now priced at $32.00 per warrant with 12,500 warrants remaining outstanding, adjusted for the reverse split of 40:1. The exercise dates remain the same.

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

In March of 2009, pursuant to the Securities Purchase Agreement the Company received further cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of the Company’s restricted common stock. The warrant has an exercise price of $0.80 per share and a term of three years. The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock an $0.01 per share allocated to the warrant. The Company also issued 100,000 shares of its restricted common stock in exchange for consulting services valued at $25,000.  However, Sungame reversed its stock in Q1 2011, effective 11 January 2011, (See 8K dated 11 January 2011) and the resultant warrants are now priced at $32.00 per warrant with 12,500 warrants remaining outstanding, adjusted for the reverse split of 40:1.  The exercise dates remain the same.

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

Warrants

At January 11, 2011, the following warrants to purchase common stock were outstanding:

Number of common shares covered by warrants	Exercise Price	Expiration Date

12,500	$32.00	October 2011
12,500	$32.00	March 2012
25,000

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Freevi Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Freevi Corporation (a development stage company) as of December 31, 2010, and the related statements of operations, stockholders' deficiency and cash flows for the period from October 21, 2010 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Freevi Corporation as of December 31, 2010, and the results of its operations and its cash flows for the period from October 21, 2010 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has a working capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 8, 2011	RONALD R. CHADWICK, P.C.

Freevi Corporation
(a development stage company)
Balance Sheet

	March 31, 2011	December 31, 2010
ASSETS:

Current Assets:
Cash and cash equivalents	$3,584	$10,650
Other receivable	8,844	0
Prepaid Expenses	2,725	225

TOTAL ASSETS	$15,153	$10,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$45,121	$26,520
Accrued Liabilities	1,872	2,083
Due to Chandran Holding Media Inc	234,424	95,925

Total Current Liabilities	281,417	124,528

Stockholders' Deficiency:

Common Stock, par value, $.001 350,000,000 authorized with: 177,000,000 issued and outstanding	177,000	177,000
Deficit Accumulated During the Development Stage	(443,264)	(290,653)

Total Stockholders' Deficiency	(266,264)	(113,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$15,153	$10,875

Freevi Corporation
(a development stage company)
Statement of Operations

	For the three	For the period from
	months ended	October 21, 2010 (inception)
	March 31, 2011	to March 31, 2011

Revenue:	$2,269	$2,269

Costs and Expenses:
Software development	33,443	233,770
Compensation	95,395	115,310
Consulting and professional fees	8,571	89,202
Other general and administrative expenses	17,471	17,987
Total Costs and Expenses	154,880	456,269

Net Loss	$(152,611)	$(443,264)

Per Share Information
Loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	177,000,000	177,000,000

Freevi Corporation
(a development stage company)
Statement of Cash Flows

		For the period from
	For the three months	October 21, 2010 (inception)
	ended March 31, 2011	to March 31, 2011

Net loss	$(152,611)	$(443,264)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for licensing agreement	- 0 -	165,000
Common stock issued for services	- 0 -	12,000
Increase in prepaid expenses	(2,500)	(3,225)
Increase of other receivables	(8,844)	(9,344)
Increase/decrease in accounts payable	18,601	44,871
Increase/decrease in accrued liabilities	(211)	1,872
Net cash used by operating activities	(85,275)	(244,591)

Net cash used for investing activities	- 0 -	- 0 -

Cash flows from financing activities
Borrowings from Chandran Holding Media Inc	138,499	249,808
Net cash provided by financing activities	138,499	249,808

Net increase/decrease in cash and cash equivalents	(7,066)	6,986
Beginning cash and cash equivalents	10,650	- 0 -
Ending cash and cash equivalents	$3,504	$6,986

	$3,584.00
Noncash investing & financing activities
None

Cash paid for interest & income taxes:
None

Freevi Corporation
(a development stage company)
Statement of Stockholders' Deficiency

	Common	Common Stock Dollars	Deficit Accumulated During the	Stockholders'
	Shares	at $.001 Par	Development Stage	Deficiency

Balances at October 21, 2010 (Inception)	-0-	$-0-	$-0-	$-0-

Shares to founders for services	12,000,000	12,000.00		12,000.00

Shares issued for Licensing arrangement	165,000,000	165,000.00		165,000.00

Net loss for the period from October 21 2010 (inception) to December 31 2010			(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000	$(290,653)	$(113,653)

Net loss for the three months ended March 31 2011			(152,611)	(152,611)

Balances at March 31,2011	177,000,000	$177,000	$(443,264)	$(266,264)

Freevi Corporation
(a development stage company)
Notes to the Financial Statements

1.	Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of Freevi Corporation (“the Company”) a Nevada corporation. The Company is an early development stage company that is a rich media platform revolving around its core product the “Freevi Flightdeck” tm, a graphical user interface that allows users to consume video and audio content, network with other Freevi users, engage in e-commerce transactions, and access games and other applications. Freevi’s proprietary technologies have been licensed from Chandran Holding Media Inc.

The Company was incorporated in Nevada on October 21, 2010. The Company’s fiscal year end is December 31.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by ASC 915. The Company is devoting substantially all of its present efforts to establish new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Risk and Uncertainties

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services. We have many competitors in different industries, including traditional search engines, vertical search engines, e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing competing products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

We will generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business. Our advertisers will be able to terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s future expectations for the Company’s operations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Property and Equipment

Property and equipment, when acquired, will be stated at cost. Depreciation will be computed using the straight line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized of expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when the Company begins recording revenue the deemed date that the software is placed in service. As of the date of these financial statements the development of the software necessary to achieve the business purposes of the Company is in an undeterminable state causing the Company to deem the asset to be impaired. This conclusion required that the costs incurred to date be treated as expenses as opposed to the capitalizing of the software.

Start-up Costs

Start-up costs that would commonly be capitalized as Other Assets to be amortized over a period of five years have also been deemed to be impaired for the same reasons stated in the paragraph on “Software Costs”. Based on these circumstances, management has elected to expense these start-up costs as well.

“Long-lived assets” are reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying value of an asset is not recoverable. For Long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of an amount due to Chandran Holding Media Inc, a related party (see Note 4)

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carry amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measure using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant tax assets when it is more likely than not that such asset will not be recovered.

March 31, 2011

Deferred tax assets at December 31, 2010	$155,764
Valuation allowance	(155,764)
Net deferred tax assets	-0-

2.	Going Concern Uncertainty and Management’s Plans

In the Company’s audited financial statements for the period from October 21, 2010 (inception) to December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $152,611 for the three months ended March 31, 2011, and an accumulated deficit of $443,264 as at March 31, 2011. At March 31, 2011, the Company’s total current liabilities exceed total current assets by $266,264.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being take to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.	Property and Equipment

The Company has incurred software costs in the development of its products in the amount of $33,443 for the three months ended March 31, 2011 per the discussion under “Software Costs” in Note 1 this amount has been expensed at this time.

4.	Advance Payable, Related Party

During the period from October 21, 2010 (inception) to March 31, 2011, the Company’s majority shareholder, Chandran Holding Media Inc (Chandran) advanced funds to the Company for operations. The Company and Chandran also share certain members of executive management and certain employees.  At March 31, 2011, Chandran is owed $234,424. These funds are non-interest bearing and due on demand.

5.	Stockholders’ Deficiency

On October 21, 2010, the Company issued 12,000,000 of common stock to its founders for services rendered. On November 2, 2010, the Company entered into a license agreement with its related party, Chandran Holding Media Inc. for proprietary technologies. The Company issued 165,000,000 shares of common stock to Chandran for this licensing arrangement. Both of these equity transactions were valued at $.001 par value.

6.	Planned Merger

On November 3, 2010 the Company was named in a Form 8-K filed with the Securities and Exchange Commission (SEC) reporting the Company’s signing of a binding letter of intent with Sungame Corporation, a Delaware corporation  and an early stage development corporation to merge the two entities. Sungame Corporation hopes to become a leader in providing seamless skill gaming in a virtual world. The merger is proposed to be a “stock only” transaction with the shares being exchanged on a 1 for 1 basis as this is considered to be the approximate fair value of each entity (Sungame Corporation will cause a reverse split in its outstanding shares of 1 new share for each 40 shares now outstanding prior to the merger being completed.)

Freevi Corporation
(a development stage company)
Balance Sheet

December 31, 2010
ASSETS:

Current Assets:
Cash and cash equivalents	$10,650
Prepaid Expenses	225

TOTAL ASSETS	$10,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$26,520
Accrued Liabilities	2,083
Due to Chandran Holding Media Inc	95,925

Total Current Liabilities	124,528

Stockholders' Deficiency:

Common Stock, par value, $.001350,000,000 authorized with: 177,000,000 issued and outstanding	177,000
Deficit Accumulated During the Development Stage	(290,653)

Total Stockholders' Deficiency	(113,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,875

Freevi Corporation
(a development stage company)
Statement of Operations

Revenue:	- 0 -

Costs and Expenses:
Software development	199,000
Compensation	13,841
Consulting and professional fees	77,381
Other general and administrative expenses	431
Total Costs and Expenses	290,653

Net Loss	$(290,653)

Per Share Information
Loss per common share	$(0.01)

Weighted average number of shares outstanding	151,436,620

Freevi Corporation
(a development stage company)
Statement of Cash Flows

Net loss	$(290,653)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for licensing agreement	165,000
Common stock issued for services	12,000
Increase in prepaid expenses	(225)
Increase in accounts payable	26,520
Increase in accrued liabilities	2,083
Net cash used by operating activities	(85,275)

Net cash used for investing activities	- 0 -

Cash flows from financing activities
Borrowings from Chandran Holding Media Inc	95,925
Net cash provided by financing activities	95,925

Net increase in cash and cash equivalents	10,650
Beginning cash and cash equivalents	- 0 -
Ending cash and cash equivalents	$10,650

Noncash investing & financing activities
None

Cash paid for interest & income taxes:
None

Freevi Corporation
(a development stage company)
Statement of Stockholders' Deficiency

	Common	Common Stock Dollars	Deficit Accumulated During the	Stockholders'
	Shares	at $.001 Par	Development Stage	Deficiency

Balances at October 21, 2010 (Inception)	-0-	$-0-	$-0-	$-0-

Shares to founders for services	12,000,000	$12,000		$12,000

Shares issued for Licensing arrangement	165,000,000	$165,000		$165,000

Net loss for the period from October 21 2010 (inception) to December 31 2010			$(290,653)	$(290,653)

Balances at December 31, 2010	177,000,000	$177,000	$(290,653)	$(113,653)

Freevi Corporation
(a development stage company)
Notes to Financial Statements

1.	Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of Freevi Corporation (“the Company”) a Nevada corporation. The Company is an early development stage company that is a rich media platform revolving around its core product the “Freevi Flightdeck” tm, a graphical user interface that allows users to consume video and audio content, network with other Freevi users, engage in e-commerce transactions, and access games and other applications. Freevi’s proprietary technologies have been licensed from Chandran Holding Media Inc.

The Company was incorporated in Nevada on October 21, 2010. The Company’s fiscal year end is December 31.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by ASC 915. The Company is devoting substantially all of its present efforts to establish new business. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Risk and Uncertainties

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services. We have many competitors in different industries, including traditional search engines, vertical search engines, e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing completing products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

We will generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business. Our advertisers will be able to terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America required management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s future expectations for the Company’s operations. The Company’s actual results could vary materially from management’s estimates and assumptions.

Property and Equipment

Property and equipment, when acquired, will be stated at cost. Depreciation will be computed using the straight line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized of expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when the Company begins recording revenue the deemed date that the software is placed in service. As of the date of these financial statements the development of the software necessary to achieve the business purposes of the Company is in an undeterminable state causing the Company to deem the asset to be impaired. This conclusion required that the costs incurred to date be treated as expenses as opposed to the capitalizing of the software.

Start-up Costs

Start-up costs that would commonly be capitalized as Other Assets to be amortized over a period of five years have also been deemed to be impaired for the same reasons stated in the paragraph on “Software Costs”. Based on these circumstances, management has elected to expense these start-up costs as well.

“Long-lived assets” are reviewed for impairment of value whenever events or changes in circumstances indicate that the carrying value of the assets might not be recoverable at the end of each reporting period. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying value of an asset is not recoverable. For Long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of an amount due to Chandran Holding Media Inc, a related party (see Note 4)

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carry amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measure using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant tax assets when it is more likely than not that such asset will not be recovered.

Deferred tax assets at December 31, 2010	$101,729
Valuation allowance	(101,729)
Net deferred tax assets	-0-

2.	Going Concern Uncertainty and Management’s Plans

In the Company’s audited financial statements for the period from October 21, 2010 (inception) to December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for this period since inception have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $290,653 for the period of October 21, 2010 (inception) to December 31, 2010, and an accumulated deficit of $290,653 as of December 31, 2010. At December 31, 2010, the Company’s total current liabilities exceed total current assets by $113,653.

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being take to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.	Property and Equipment

The Company has incurred software costs in the development of its products in the amount of $199,000 as of December 31, 2010. Per the discussion under “Software Costs”  in Note 1 this amount has been expensed at this time.

4.	Advance Payable, Related Party

During the period from October 21, 2010 (inception) to December 31, 2010, the Company’s majority shareholder, Chandran Holding Media Inc (Chandran) advanced funds to the Company for operations. The Company and Chandran also share certain members of executive management and certain employees.  At December 31, 2010, Chandran is owed $95,925. These funds are non-interest bearing and due on demand.

5.	Stockholders’ Deficiency

On October 21, 2010, the Company issued 12,000,000 of common stock to its founders for services rendered. On November 2, 2010, the Company entered into a license agreement with its related party, Chandran Holding Media Inc. for proprietary technologies. The Company issued 165,000,000 shares of common stock to Chandran for this licensing arrangement. Both of these equity transactions were valued at $.001 par value.

6.	Planned Merger

On November 3, 2010 the Company was named in a Form 8-K filed with the Securities and Exchange Commission (SEC) reporting the Company’s signing of a binding letter of intent with Sungame Corporation, a Delaware corporation  and an early stage development corporation to merge the two entities. Sungame Corporation hopes to become a leader in providing seamless skill gaming in a virtual world. The merger is proposed to be a “stock only” transaction with the shares being exchanged on a 1 for 1 basis as this is considered to be the approximate fair value of each entity (Sungame Corporation will cause a reverse split in its outstanding shares of 1 new share for each 40 shares now outstanding prior to the merger being completed.)

Sungame Corporation
(A Development Stage Company)

Pro Forma Consolidated Financial Statements
December 31, 2010

SUNGAME CORPORATION AND FREEVI CORPORATION

Pro Forma Consolidated Balance Sheet
December 31, 2010

	Sungame	Freevi	Adjustments
	Corporation	Corporation	(See Notes)	Consolidated
Assets:
Cash	$60	$10,650		$10,710
Accounts receivable and other	17,600			17,600
Prepaid expenses		225		225
Total current assets	17,660	10,875		28,535

Fixed Assets
Office equipment	2,140			2,140
Accumulated depreciation	(672)			(672)
	1,468			1,468
Total assets	$19,128	$10,875		$30,003

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$112,035	$26,520		$138,555
Accrued liabilities		2,083		2.083
Due to Chandran Holding Media, Inc.		95,925		95,925
Credit cards payable	8,751			8,751
Loans payable - Stockholder	161,272			161,272
	282,058	124,528		406,586

Common stock, par value, .001, 350,000,000 shares authorized with 177,250,000 issued and outstanding	250		177,000 (1)	177,250
Paid-in-capital	2,153,035		(290,653)	1,862,382
Accumulated deficit	(2,416,215)			(2,416,215)
Total Stockholders’ Deficiency	(262,930)		(113,653)	(376,583)

Total Liabilities and Stockholders’
Deficiency	$19,128	$124,528	$(113,653)	$30,003

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Statement of Operations

	Sungame Corporation	Freevi Corporation	Consolidated
	For the year ended December 31, 2010	For the period from October 21, 2010 (Inception) to December 31, 2010

Revenue:	$50,112	-0-	$50,112

Total Revenue	50,112	-0-	50,112

Costs and Expenses:
Software development	57,151	199,000	256,151
Compensation	-0-	13,841	13,841
Depreciation	420	-0-	420
Consulting and professional fees	45,000	77,381	122,381
Other general and administrative expenses	4,214	431	4,645
Startup costs	51,249	-0-	51,249

Total Expenses	158,034	290,653	448,687

Net Loss from Operations	(107,922)	(290,653)	(398,575)

Other Income and (Expense)	(5,815)	-0-	(5815)

Net Loss	$(113,787)	$(290,653)	$(404,390)

Per Share Information:

Net Loss per share	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	250,000	151,436,620	151,686,620

Sungame Corporation
(A Development Stage Company)
Note to Pro Forma Consolidated Financial Statements
December 31, 2010

Basis of Presentation

The following pro forma consolidated balance sheet as of December 31, 2010 and the pro forma consolidated statements of operation for the year ended December  31, 2010 between Sungame Corporation and Freevi Corporation are presented to show what effects the merger of Freevi Corporation into Sungame Corporation might have had on historical financial information had the transaction taken place on January 1, 2010.  The pro forma consolidated financial statements are derived from the historical financials of Sungame Corporation and Freevi Corporation and assume that for balance sheet purposes the transaction took place on December 31, 2010, and for statement of operations purposes on January 1, 2010 with resulting effects through December 31, 2010.  The pro forma consolidated financial statements should be read in conjunction with the historical financial information.  The pro forma consolidated financial statements are not necessarily indicative of the result that would have been attained had the transaction actually taken place earlier.

Pro Forma Adjustments

Pro forma adjustments from the pro forma consolidated financial statements are referenced below:

(1)
Adjustment to account for the exchange of 177,000,000 shares of Sungame Corporation @ .001 per share for 177,000,000 shares of Freevi Corporation.  Freevi Corporation had a stockholders’ deficiency of $113,653 at December 31, 2010.  The management of Freevi Corporation believes their technology should be valued at $2 million.  However, since they are a development state enterprise and still in a research and development mode, this amount has not been capitalized as an asset under purchase price accounting.  Instead the net liabilities of Freevi Corporation have been recorded in purchase price accounting for this business combination as an offset against paid-in-capital.

Sungame Corporation
(A Development Stage Company)

Pro Forma Consolidated Financial Statements
March 31, 2011

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Balance Sheet
March 31, 2011

	Sungame	Freevi	Adjustments
	Corporation	Corporation	(See Notes)	Consolidated
Assets:
Cash	$26	$3,584		$3,610
Accounts receivable and other	21,650	8,844		30,484
Prepaid expenses		2,725		2,725
Total current assets	21,676	15,153		36,829

Fixed Assets
Office equipment	2,140			2,140
Accumulated depreciation	(779)			(779)
	1,361			1,361
Total assets	$23,037	$15,153		$38,190

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$112,035	$45,121		$157,156
Accrued liabilities		1,872		1,872
Due to Chandran Holding Media, Inc.		234,424		234,424
Credit cards payable	9,229			9,229
Loans payable - Stockholder	161,872			161,872
	283,136	281,417		564,553

Common stock, par value, .001, 350,000,000 shares authorized with 177,250,000 issued and outstanding	250		177,000 (1)	177,250
Paid-in-capital	2,153,035		(443,264)	1,709,771
Accumulated deficit	(2,413,384)			(2,413,384)
Total Stockholders’ Deficiency	(260,099)		(266,264)	(526,363)

Total Liabilities and Stockholders’ Deficiency	$23,037	$283,186	$(268,033)	$38,190

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Statement of Operations
For the Three Months Ended March 31, 2011

	Sungame Corporation	Freevi Corporation	Consolidated

Revenue:	$31,150	$2,269	$33,419

Total Revenue	31,150	2,269	33,419

Costs and Expenses:
Software development	27,140	33,443	60,583
Compensation	-0-	95,395	95,395
Depreciation	107	-0-	107
Consulting and professional fees		8,571	8,571
Other general and administrative expenses		17,471	17,471
Startup costs	765	-0-	765

Total Expenses	28,012	154,880	182,892

Net Loss from Operations	3,138	(152,611)	(149,473)

Other income and (Expense)	(307)	-0-	(307)

Net Income (Loss)	$2,831	$(152,611)	$(149,780)

Per Share Information:

Net income (loss) per share	$0.01	$(0.01)	$(0.01)

Weighted average number of shares outstanding	250,000	177,000,000	177,250,000

Sungame Corporation
(A Development Stage Company)
Note to Pro Forma Consolidated Financial Statements
March 31, 2011

Basis of Presentation

The following pro forma consolidated balance sheet as of March 31, 2011 and the pro forma consolidated statements of operation for the three months ended March 31 2011 between Sungame Corporation and Freevi Corporation are presented to show what effects the merger of Freevi Corporation into Sungame Corporation might have had on historical financial information had the transaction taken place on January 1, 2011.  The pro forma consolidated financial statements are derived from the historical financials of Sungame Corporation and Freevi Corporation and assume that for balance sheet purposes the transaction took place on March 31, 2011, and for statement of operations purposes on January 1, 2011 with resulting effects through March 31, 2011.  The pro forma consolidated financial statements should be read in conjunction with the historical financial information.  The pro forma consolidated financial statements are not necessarily indicative of the result that would have been attained had the transaction actually taken place earlier.

Pro Forma Adjustments

Pro forma adjustments from the pro forma consolidated financial statements are referenced below:

(1)
Adjustment to account for the exchange of 177,000,000 shares of Sungame Corporation @ .001 per share for 177,000,000 shares of Freevi Corporation.  Freevi Corporation had a stockholders’ deficiency of $266,264 at the time of the merger.  The management of Freevi Corporation believes their technology should be valued at $2 million.  However, since they are a development state enterprise and still in a research and development mode, this amount has not been capitalized as an asset under purchase price accounting.  Instead the net liabilities of Freevi Corporation have been recorded in purchase price accounting for this business combination as an offset against paid-in-capital.

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

In October 2008, we entered into a Security Purchase Agreement with a third party pursuant to which we received, in March 2009, cash of $125,000 in exchange for 500,000 shares of restricted common stock and a warrant exercisable for 500,000 shares of our restricted common stock. The warrant had an exercise price of $0.80 per share and a term of three years. The shares were sold at a price of $0.25 per share with $0.24 per share allocated to the common stock and $0.01 per share allocated to the warrant.  However, Sungame reversed its stock in Q1 2011, effective 11 January 2011, (See 8K dated 11 January 2011) and the resultant warrants are now priced at $32.00 per warrant with 12,500 warrants remaining outstanding, adjusted for the reverse split of 40:1. The exercise date remains the same.

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

Item 6. Exhibits

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302 (Sungame Corporation)
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302 (Freevi Corporation)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By: /s/  Guy M. Robert
Name: Guy M. Robert
Title:  Principal Executive Officer,
President and Chief Executive Officer,
Chief Financial Officer and Principal
Accounting Officer, Director

Date:    May 19, 2011