Form 10-Q/A
period 2011-03-31
SunGame Corp
filed 2011-06-03
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment 2

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

Amendment 2 corrects the authorized number of shares to 300,000,000 on the pro forma consolidated balance sheet.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 8, 2011	RONALD R. CHADWICK, P.C.

Freevi Corporation
(a development stage company)
Balance Sheet

	March 31, 2011	December 31, 2010
ASSETS:

Current Assets:
Cash and cash equivalents	$3,584	$10,650
Other receivable	8,844	0
Prepaid Expenses	2,725	225

TOTAL ASSETS	$15,153	$10,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$45,121	$26,520
Accrued Liabilities	1,872	2,083
Due to Chandran Holding Media Inc	234,424	95,925

Total Current Liabilities	281,417	124,528

Stockholders' Deficiency:

Common Stock, par value, $.001, 350,000,000 authorized with: 177,000,000 issued and outstanding	177,000	177,000
Deficit Accumulated During the Development Stage	(443,264)	(290,653)

Total Stockholders' Deficiency	(266,264)	(113,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$15,153	$10,875

Freevi Corporation
(a development stage company)
Statement of Operations

	For the three	For the period from
	months ended	October 21, 2010 (inception)
	March 31, 2011	to March 31, 2011

Revenue:	$2,269	$2,269

Costs and Expenses:
Software development	33,443	233,770
Compensation	95,395	115,310
Consulting and professional fees	8,571	89,202
Other general and administrative expenses	17,471	17,987
Total Costs and Expenses	154,880	456,269

Net Loss	$(152,611)	$(443,264)

Per Share Information
Loss per common share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	177,000,000	177,000,000

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

Freevi Corporation
(a development stage company)
Balance Sheet

December 31, 2010
ASSETS:

Current Assets:
Cash and cash equivalents	$10,650
Prepaid Expenses	225

TOTAL ASSETS	$10,875

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$26,520
Accrued Liabilities	2,083
Due to Chandran Holding Media Inc	95,925

Total Current Liabilities	124,528

Stockholders' Deficiency:

Common Stock, par value, $.001, 350,000,000 authorized with: 177,000,000 issued and outstanding	177,000
Deficit Accumulated During the Development Stage	(290,653)

Total Stockholders' Deficiency	(113,653)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,875

Freevi Corporation
(a development stage company)
Statement of Operations

Revenue:	- 0 -

Costs and Expenses:
Software development	199,000
Compensation	13,841
Consulting and professional fees	77,381
Other general and administrative expenses	431
Total Costs and Expenses	290,653

Net Loss	$(290,653)

Per Share Information
Loss per common share	$(0.01)

Weighted average number of shares outstanding	151,436,620

Freevi Corporation
(a development stage company)
Statement of Cash Flows

Net loss	$(290,653)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for licensing agreement	165,000
Common stock issued for services	12,000
Increase in prepaid expenses	(225)
Increase in accounts payable	26,520
Increase in accrued liabilities	2,083
Net cash used by operating activities	(85,275)

Net cash used for investing activities	- 0 -

Cash flows from financing activities
Borrowings from Chandran Holding Media Inc	95,925
Net cash provided by financing activities	95,925

Net increase in cash and cash equivalents	10,650
Beginning cash and cash equivalents	- 0 -
Ending cash and cash equivalents	$10,650

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

Sungame Corporation
(A Development Stage Company)

Pro Forma Consolidated Financial Statements
December 31, 2010

SUNGAME CORPORATION AND FREEVI CORPORATION

Pro Forma Consolidated Balance Sheet
December 31, 2010

	Sungame	Freevi	Adjustments
	Corporation	Corporation	(See Notes)	Consolidated
Assets:
Cash	$60	$10,650		$10,710
Accounts receivable and other	17,600			17,600
Prepaid expenses		225		225
Total current assets	17,660	10,875		28,535

Fixed Assets
Office equipment	2,140			2,140
Accumulated depreciation	(672)			(672)
	1,468			1,468
Total assets	$19,128	$10,875		$30,003

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$112,035	$26,520		$138,555
Accrued liabilities		2,083		2.083
Due to Chandran Holding Media, Inc.		95,925		95,925
Credit cards payable	8,751			8,751
Loans payable - Stockholder	161,272			161,272
	282,058	124,528		406,586

Common stock, par value .001, 300,000,000 shares authorized with 177,250,000 issued and outstanding	250		177,000 (1)	177,250
Paid-in-capital	2,153,035		(290,653)	1,862,382
Accumulated deficit	(2,416,215)			(2,416,215)
Total Stockholders’ Deficiency	(262,930)		(113,653)	(376,583)

Total Liabilities and Stockholders’
Deficiency	$19,128	$124,528	$(113,653)	$30,003

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Statement of Operations

	Sungame Corporation	Freevi Corporation	Consolidated
	For the year ended December 31, 2010	For the period from October 21, 2010 (Inception) to December 31, 2010

Revenue:	$50,112	-0-	$50,112

Total Revenue	50,112	-0-	50,112

Costs and Expenses:
Software development	57,151	199,000	256,151
Compensation	-0-	13,841	13,841
Depreciation	420	-0-	420
Consulting and professional fees	45,000	77,381	122,381
Other general and administrative expenses	4,214	431	4,645
Startup costs	51,249	-0-	51,249

Total Expenses	158,034	290,653	448,687

Net Loss from Operations	(107,922)	(290,653)	(398,575)

Other Income and (Expense)	(5,815)	-0-	(5815)

Net Loss	$(113,787)	$(290,653)	$(404,390)

Per Share Information:

Net Loss per share	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	250,000	151,436,620	151,686,620

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

Sungame Corporation
(A Development Stage Company)

Pro Forma Consolidated Financial Statements
March 31, 2011

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Balance Sheet
March 31, 2011

	Sungame	Freevi	Adjustments
	Corporation	Corporation	(See Notes)	Consolidated
Assets:
Cash	$26	$3,584		$3,610
Accounts receivable and other	21,650	8,844		30,484
Prepaid expenses		2,725		2,725
Total current assets	21,676	15,153		36,829

Fixed Assets
Office equipment	2,140			2,140
Accumulated depreciation	(779)			(779)
	1,361			1,361
Total assets	$23,037	$15,153		$38,190

Liabilities and Stockholders’ Deficiency
Current liabilities:
Accounts payable	$112,035	$45,121		$157,156
Accrued liabilities		1,872		1,872
Due to Chandran Holding Media, Inc.		234,424		234,424
Credit cards payable	9,229			9,229
Loans payable - Stockholder	161,872			161,872
	283,136	281,417		564,553

Common stock, par value, .001, 300,000,000 shares authorized with 177,250,000 issued and outstanding	250		177,000 (1)	177,250
Paid-in-capital	2,153,035		(443,264)	1,709,771
Accumulated deficit	(2,413,384)			(2,413,384)
Total Stockholders’ Deficiency	(260,099)		(266,264)	(526,363)

Total Liabilities and Stockholders’ Deficiency	$23,037	$283,186	$(268,033)	$38,190

SUNGAME CORPORATION AND FREEVI CORPORATION
Pro Forma Consolidated Statement of Operations
For the Three Months Ended March 31, 2011

	Sungame Corporation	Freevi Corporation	Consolidated

Revenue:	$31,150	$2,269	$33,419

Total Revenue	31,150	2,269	33,419

Costs and Expenses:
Software development	27,140	33,443	60,583
Compensation	-0-	95,395	95,395
Depreciation	107	-0-	107
Consulting and professional fees		8,571	8,571
Other general and administrative expenses		17,471	17,471
Startup costs	765	-0-	765

Total Expenses	28,012	154,880	182,892

Net Loss from Operations	3,138	(152,611)	(149,473)

Other income and (Expense)	(307)	-0-	(307)

Net Income (Loss)	$2,831	$(152,611)	$(149,780)

Per Share Information:

Net income (loss) per share	$0.01	$(0.01)	$(0.01)

Weighted average number of shares outstanding	250,000	177,000,000	177,250,000

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

Date:     June 3, 2011