Form 10-Q/A
period 2011-03-31
SunGame Corp
filed 2011-06-09
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
Amendment 3

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
As of 31 March 2011 - 250,014
As of 9 May 2011- 177,550,014 issued and outstanding
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

Date:     June 9, 2011