Form 10-Q
period 2011-06-30
SunGame Corp
filed 2011-08-12
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑	Quarterly Report Pursuant tot §13 or §15(d) of the Securities and Exchange Act of 1934, as amended

For the Quarterly Period Ended: 30 June 2011

☐	Transition Report Pursuant to §13 or §15(d) of the Securities Exchange Act of 1934, as amended

For the transition period from ________ to ________

Commission file number: 000-27831

SUNGAME CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	**-*****
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

3091 West Tompkins Avenue, Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (310) 666-0051

Indicate by check mark whether registrant (1) has filed all reports required to be filed by §13 or §15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the past 90 days:   ☑   Yes  ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceeding 2 months (or for such shorter period that the registrant was required to submit and post such files).   ☑    Yes  ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting Company ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   ☐   Yes  ☑    No

The number of shares of common stock as of 9 May 2011:   177,550,014 issued, 250,014 outstanding

SUNGAME CORPORATION
For The Quarterly Period Ended June 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	June 30,	December 31,
	2011	2010
	Unaudited
ASSETS:

Current Assets:
Cash	$40,918	$60
Accounts Receivable	-	17,600
Prepaid Expenses	7,500	-

Total Current Assets	48,418	17,660

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(886)	(672)
Total Fixed Assets	1,254	1,468

TOTAL ASSETS	$49,672	$19,128

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY):

Current Liabilities:
Accounts Payable	$173,478	$112,035
Credit Cards Payable	9,099	8,751
Loans Payable - Minority Stockholder	162,372	161,272
Loans Payable - Majority Stockholder	442,416	-

Total Current Liabilities	787,365	282,058

Stockholders' Equity (Deficiency):

Common stock, par value, $0.001
300,000,000 authorized with:
177,575,014 and 250,000 issued and outstanding, respectively	177,575	250
Paid in Capital	1,689,695	2,153,035
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding	-	-

Accumulated deficit	(2,604,963)	(2,416,215)

Total Stockholders' (Deficiency)	(737,693)	(262,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$49,672	$19,128

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

	Three months ended		Six months ended		(Inception) to
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:
Revenue	$1,102	$11,038	$32,252	$17,303	$107,364

Total Revenue	1,102	11,038	$32,252	17,303	$107,364

Costs and Expenses:
Software development	44,600	13,140	$71,740	30,248	1,485,175
Stock based compensation					587,300
Depreciation	107	69	$214	137	886
Consulting costs	78,323		$78,323		380,823
Bad debts					4,214
Other general and administrative expenses	69,306	47,707	$70,071	66,726	247,462

Total Expenses	192,336	60,916	220,348	97,111	$2,705,860

Net Loss From Operations	(191,234)	(49,878)	(188,096)	(79,808)	$(2,598,496)

Other Income and (Expenses)
Interest expense	(345)	(125)	(652)	(5,233)	$(6,467)
	(345)	(125)	(652)	(5,233)	$(6,467)

Net Loss	$(191,579)	$(50,003)	$(188,748)	$(85,041)	$(2,604,963)

Per Share Information
Loss per common share	$(0.01)	$(0.20)	$(0.01)	$(0.34)

Weighted average number
of shares outstanding	74,678,191	250,000	74,678,191	250,000

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			November 13,
	Six months ended		2006, (Inception)
	June 30,		to June 30,
	2011	2010	2011
	Unaudited	Unaudited	Unaudited
Cash Flows from Operating Activities

Net Loss	$(188,748)	$(85,041)	$(2,604,963)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	214	137	886
(Increase) decrease in accounts receivable	17,600	(7,680)	-
Increase in prepaid expenses	4,275	-	4,275
Increase in accrued expenses	-	-	190,000
Increase in credit cards payable	348	3,886	9,578
Increase in accounts payable	13,461	48,428	891,498
Decrease in contracts payable	-	(165,000)	-
Compensatory stock issuances	-	-	837,300
Net Cash Used by Operating Activities	(152,850)	(205,270)	(668,920)

Cash Flows from Investing Activities

(Increase) in Fixed Assets	-	(767)	(767)

Net Cash Used for Investing Activities	-	(767)	(767)

Cash Flows from Financing Activities

Issuance of Common Stock and Warrants	-	-	251,500
Paid in capital	-	165,000	103,358
Increase in Loans Payable-Minority Stockholder	1,100	43,802	162,372
Increase in Loans Payable-Majority Stockholder	192,608		192,608

Net Cash Provided by Financing Activities	193,708	208,802	709,838

Net Increase in Cash & Cash Equivalents	40,858	2,765	40,918

Beginning Cash & Cash Equivalents	60	2,011	-

Ending Cash & Cash Equivalents	$40,918	$4,776	$40,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$307	$5,233	6,429
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$-	837,300
Paid in capital - debt relief	-	-	182,376
Stock issued for debt relief	-	-	863,369
Stock issued for merger and consulting services	177,325		177,325
Net liabilities assumed in the merger (paid in capital)	286,340		286,340

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

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

The Company merged with Freevi Corporation by issuing 177,000,000 shares on April 15, 2011.  Freevi brings a rich media platform to the Company revolving around its core product the “Freevi Flightdeck” ™, a graphical user interface that allows users to consume video and audio content, network with other Freevi users, engage in e-commerce transactions, and access games and other applications.  Freevi’s proprietary technologies were licensed from Chandran Holding Media, Inc., its majority shareholder at the time of its acquisition by the Company.

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codified No. 915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

Risks and Uncertainties

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services.  We have many competitors in different industries, including traditional search engines, vertical search engines, e-commerce sites, social networking sites, traditional media companies, and providers of online products and services.  Our current and potential competitors range from large and established companies to emerging startups.  Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites.  Emerging startups may be able to innovate and provide products and services faster than we can.  If our competitors are more successful than we are in developing competing products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties. (see Note 5) The Company presently uses one vendor for all of its software development.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not, that such asset will not be recovered.

At June 30, 2011 and 2010 the Company had the deferred tax assets of approximately $598,400 and $535,500 in 2011 and 2010 created by the net operating losses which have been offset by a 100% valuation allowance.

2.            Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $191,579 and $188,748 for the three months and six months ended June 30, 2011, and an accumulated deficit of $2,604,938 as of June 30, 2011. As of June 30, 2010 the accumulated deficit was $2,416,215. At June 30, 2011, the Company’s total current liabilities exceed total current assets by $738,947.  At June 30, 2010 this amount was $264,398

The future success of the Company is likely dependent on its ability to attain additional capital, or to find an acquisition to add value to its present shareholders and ultimately, upon its ability to attain future profitable operations.  There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.  Management believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

3.            Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $1,413,435 as of December 31, 2010. By June 30, 2011 this total had increased to $1,485,175. Per the discussion under “Software Costs” this amount has been expensed at this time.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

5.            Advance Payable, Related Party

At December 31, 2009, the Company’s had working capital advances due to the Company’s then majority shareholder, Adversor, Inc. (“Adversor”) of $117,470.  These funds are non interest bearing and are due on demand. Also included in the Company’s $51,582 in accounts payable at December 31, 2009 were $26,600 owed to Adversor. In 2009 the Company recorded consulting fees to Adversor of $26,600. At December 31, 2010 the Company had working capital advances due to Adversor of $161,272, also non-interest bearing and due on demand. At June 30, 2011 Adversor advances had increased to $162,372. Included in the Company’s accounts payable at June 30, 2011 was $152,513 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is now a minority shareholder.

During the period from April 15, 2011 to June 30, 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At June 30, 2011, the Company owes Chandran $442,416.  These funds are non-interest bearing and due on demand.

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

In October 2008, the Company issued 4,123,500 shares of its restricted common stock to a minority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor.  The shares were issued at a price of $0.188 per share.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE QUARTERS ENDED JUNE 30, 2011 AND 2010

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

At June 30, 2011, the following warrants to purchase common stock were outstanding:

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

8.            8K Information filed

On November 3, 2010, the Company filed form 8K with the Securities and Exchange Commission (SEC) reporting the Company’s signing of a binding letter of intent with Freevi, Inc., a Nevada corporation and having their headquarters in Canada, to merge the two entities. Freevi, Inc. is a private corporation that is entering into the social networking business space, with acumen in multimedia.  This merger was completed on April 15, 2011.  Freevi Corporation as a standalone company no longer exists.

This merger was a “stock only” transaction.  Prior to the merger, the Company caused a reverse split in its outstanding shares of 1 new share for each 40 shares now outstanding. After this reverse split the shares were  exchanged on a 1 for 1 basis as this was considered to be the approximate fair value for each entity. The Company issued 177,000,000 post reverse split shares to facilitate the transaction.

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

Background and History

SunGame Corporation (“We,” “Us,” “Our”)  was organized under the laws of the State of Delaware on November 14, 2006 as SunGame International, Inc. On November 17, 2006, we changed our name to SunGame Corporation. We are a Delaware corporation organized for the purpose of engaging in any lawful business with a current plan to engage in social casual games, both in 2D and 3D environments.

We are an early development stage company in the process of establishing online communities. Leveraging the increasing popularity of online communities within these environments, we intend to capitalize on the ever increasing popularity of games. With an initial focus on casual based games, we will also, based on Freevi proprietary social networking solutions, offer visitors a broad spectrum of social activities including group chats, music download, media sharing, content creation, advertisements and other features designed to build the community and generate repeat traffic to the social games.

In addition, we have the mission to become a leading supplier in branded social games and related services to the business-to-business segment, including customized social games, virtual worlds, virtual eWallets, cross platform solutions and social network branding. In that regard we have been focusing the development during the period on a Facebook based cross platform game for subagames.com by Wicked Interactive.

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

The other component of the new 3D based experience is the social networking aspect. The original web-based communities were formed to serve people with shared interests and activities, enabling them to communicate through message boards and email services. Relevant content is created and posted by the members. Within relatively short order, social networking revolutionized the way we communicate and share information on an everyday basis. Networks such as Facebook now boast over 500 million members, and the YouTube phenomenon is influencing the nature of presidential elections.

The next generation of the social network is set in a virtual world, members can create avatars to represent themselves and buy “real estate” which is then developed and customized to reflect their own personality and lifestyle. A number of successful Virtual Worlds are growing fast including Mindark’s Entropia and Club Penguin.

However, while people around the world participate in these communities every day, few social networks have been able to establish a successful business model. We intend to capitalize on the social networking, games and virtual world trends, providing users with a wide variety of games through various partners.

Freevi Development

ViDirectory.com

During Q2 2011, we have continued with the development of ViDirectory, which is a complex Company Directory web system.

It has a wide number of features, which are being launched in various releases.

The system was already developed by Freevi’s development resources (see Note 8 to the Financial Statements) and had reached Alpha launch, but after analysis from the SunGame Technical Team, the recommendation during Q1 2011 was to rewrite the service.

We did this to ensure that the service would be able to manage a high number of users and to allow us to add various services which are defined in the image above.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 (Q2 2011)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2010 (Q2 2010)

Revenues

For the three months ended June 30, 2011 we generated revenue of $1,102 compared to $11,038 for the three months ended June 30, 2010.  The decrease of $9,936 was due to nonrecurring development work performed for a customer during the three months ended June 30, 2010.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $192,336 compared to $60,196 for the three months ended June 30, 2010.  This net increase of $132,140 was the result of an increase of $31,460 in software development costs, an increase in other general and administrative expenses of $21,599, and an increase in consulting costs of $78,323 during the three months ended June 30, 2011 versus the same period in the prior year.

Net Loss

The next loss for the three months ended June 30, 2011 was $191,579 compared to a net loss of $50,003 for the three months ended June 30, 2010.   The $141,576 increase in net loss is directly attributable to the decrease in revenue and increase in operating expenses described above.  As of June 30, 2011, we have an accumulated deficit of $2,604,963.

Net Loss Applicable To Common Stock

Net income applicable to Common Stock was $0.01 for the three months ended June 30, 2011 compared to a net loss per share of $0.20 for the three months ended June 30, 2010.

RESULTS OF OPERATION
SIX MONTHS ENDED JUNE 30, 31, 2011 ((Q2 2011)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2010 (Q2 2010)

Revenues

For the six months ended June 30, 2011 we generated revenue of $32,252 compared to $17,303 for the six months ended June 30, 2010.  The increase of $14,949 was due to nonrecurring development work performed for a customer during the six months June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $220,348 compared to $97,111 for the six months ended June 30, 2010.  This increase of $123,237 was the result of an increase of $41,492 in software development costs, associated with the increase in revenue and consulting costs incurred of $78,323 incurred for the six months ended June 30 2011 versus zero for the same period in the prior year.

Interest Expense

We incurred interest expense of $652 for the six months ended June 30, 2011 as compared to $5,233 of interest expense for the six months ended June 30, 2010.  This decrease in interest expense is attributable to no interest-bearing contracts payable outstanding during the six months ended June 30, 2011 versus $165,000 outstanding during the six months ended June 30, 2010.

Net Loss

The next loss for the six months ended June 30, 2011 was $188,748 compared to a net loss of $85,041 for the six months ended June 30, 2010.   The $103,707 increase in net loss is primarily attributable to the increase in revenue offset by the increase in operating expenses described above.  As of June 30, 2011, we have an accumulated deficit of $2,604,963.

Net Loss Applicable To Common Stock

Net income applicable to Common Stock was $0.01 for the six months ended June 30, 2011 compared to a net loss per share of $0.34 for the six months ended June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash on hand of $40,918 and total assets of $49,672; consisting of cash of $40,918, prepaid expenses of $7,500 and net fixed assets of $1,254.  At June 30, 2011, we had total current liabilities of $787,365; consisting of $173,478 of accounts payable, $9,099 of other payables, a $162,372 loan payable to a stockholder and a $442,416 payable to the majority stockholder.   At June 30, 2011, we had a working capital deficit of $738,947.

During the six months ended June 30, 2011, cash used in operating activities was $152,850 compared to $205,270 during the three months ended June 30, 2010.  During the six months ended June 30, 2011, net loss of $188,748 were adjusted for a non-cash item consisting of $214 in depreciation.  During the six months ended June 30, 2010, net losses of $50,003 were adjusted for a non-cash item consisting of $137 in depreciation.

During the six months ended June 30, 2011, we did not use or receive funds from investing activities.   During the six months ended June 30, 2010, we increased our fixed assets by $767.  During the six months ended June 30, 2011, we increased our loan payable to our minority stockholder by $1,100 and to our majority stockholder by $192,608 in financing activities. During the six months ended June 30, 2010, we increased our loan payable to our minority stockholder by 43,802 in financing activities.

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

During the six months ended June 30, 2011 and 2010, our then majority shareholder, Adversor, Inc. advanced additional funds of $1,100 and $43,802 respectively,  to support operations.  During the year ended December 31, 2008, Adversor advanced additional funds of $98,740 to support operations.  In 2008 Adversor contributed $107,109 to the Company's capital.  During the year ended December 31, 2009, Adversor advanced an additional $7,470 to support operations. The balance owed to Adversor at June 30, 2011 is $162,372.  The amounts owed are non-interest bearing and due on demand.

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

In October 2008, we issued 4,123,500 shares of our restricted common stock to our then majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor.  The shares were issued at a price of $0.188 per share.

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

As a result of becoming a publicly reporting company with the SEC we will incur costs in connection with complying with the reporting requirements of the SEC.  Such costs will include annual audits and those legal costs in connection with making filings with the SEC.  We have accounted for such costs above in “General & Administrative”.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations.  Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the virtual world industry and therefore increase the risks associated with our operations due to lack of diversification.

We anticipate generating revenues from our advertisers. Advertisers can generally terminate their contracts, at any time.  Advertisers could decide to not do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to remain competitive and provide value to advertisers, they may stop placing ads with us, which would negatively harm future revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could delay or reduce our revenues or negatively impact our ability to grow our revenues.

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

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for software development, possible acquisitions and working capital.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the three months ended June 30, 2011, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of June 30, 2011 we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management,  including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections  of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

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

Item 2.     Unregistered Sales Of Equity Securities

None.

However, it should be noted the Sungame Corp. and Freevi Corp. have successfully engaged in a business combination, with Sungame being the surviving entity, and there was a 177,000,000 share exchange where Freevi shares were exchanged for Sungame shares, pursuant to the terms and conditions of the combination. (See 8K dated 15 April 2011).

See Item 5 for further disclosures of unregistered transactions in equity securities.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.      Removed and Reserved

Item 5.      Other Information

The Board of Directors held a meeting on 2 May 2011 and appointed Raj Ponniah as Secretary of Sungame Corp. with the understanding that his appointment coincide with the publication of this 10Q to save on costs.  Mr. Ponniah currently is a Director of Sungame and recused himself from the vote, but accepted the appointment.

On 2 May 2011, the Board of Directors authorized 25,000 for Mundial Financial Group, LLC for investment banking services, and authorized the issuance of 300,000 shares to Marshal Shictman and Associates, PC as a gratuity for services rendered.

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

SUNGAME CORPORATION

By:  /s/  Neil Chandran
Name:    Neil Chandran
Title:      Principal Executive Officer,
               President and Chief Executive Officer,
               Chief Financial Officer and Principal
              Accounting Officer, Director

Date:    August 11, 2011