Form 10-Q
period 2011-09-30
SunGame Corp
filed 2011-11-14
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

☑	Quarterly Report Pursuant tot §13 or §15(d) of the Securities and Exchange Act of 1934, as amended

For the Quarterly Period Ended: 30 September 2011

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

The number of shares of common stock as of 30 September 2011:   177,575,014 issued, 250,000 outstanding

SUNGAME CORPORATION
For The Quarterly Period Ended September 30, 2011

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

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	September 30,	December 31,
	2011	2010
	Unaudited
ASSETS:

Current Assets:
Cash	$12,878	$60
Prepaid Expenses	6,250
Accounts Receivable		17,600

Total Current Assets	19,128	17,660

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(993)	(672)
Total Fixed Assets	1,147	1,468

TOTAL ASSETS	$20,275	$19,128

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$180,455	$112,035
Credit Cards Payable	5,889	8,751
Loans Payable - Minority shareholder	162,372	161,272
Loans Payable - Majority shareholder	636,786

Total Current Liabilities	985,502	282,058

Stockholders' Deficiency:

Common stock, par value, $0.001	177,575	250
300,000,000 authorized with:
177,575,014 and 250,000 issued and outstanding
Paid in Capital	1,689,694	2,153,035
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(2,832,497)	(2,416,215)

Total Stockholders' Deficiency	(965,228)	(262,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$20,275	$19,128

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

					November 13,
	Three months ended		Nine months ended		2006, (Inception)
	September 30,		September 30,		to September 30,
	2011	2010	2011	2010	2011

Revenue:	$602	$26,100	$32,854	$43,403	$107,966

Total Revenue	602	26,100	32,854	43,403	107,966

Costs and Expenses:
Software development	72,000	9,035	$143,740	39,283	1,557,175
Stock based compensation					587,300
Depreciation	107	107	$321	244	993
Consulting costs	70,445	15,000	$147,768	45,000	451,268
General & administrative	85,294	12,131	$156,365	48,857	336,970

Total Expenses	227,846	36,273	448,194	133,384	2,933,706

Net Loss From Operations	(227,244)	(10,173)	(415,340)	(89,981)	$(2,825,740)

Other Income and (Expenses)
Interest expense	(289)	(311)	$(941)	(5,544)	$(6,756)
	(289)	(311)	(941)	(5,544)	(6,756)

Net Income Loss	$(227,533)	$(10,484)	$(416,281)	$(95,525)	$(2,832,497)

Per Share Information
Income (Loss) per common share	$(0.01)	$(0.04)	$(0.01)	$(0.38)

Weighted average number
of shares outstanding	81,932,192	250,000	81,932,192	250,000

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			November 13,
	Nine months ended		2006, (Inception)
	September 30,		to September 30,
	2011	2010	2011
	Unaudited	Unaudited	Unaudited
Cash Flows from Operating Activities

Net Income Loss	$(416,281)	$(95,525)	$(2,832,497)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation	321	244	993
(Increase) decrease in accounts receivable	17,600	(28,280)	-
Increase in prepaid expenses	4,285	-	4,285
Increase in accrued expenses	-	-	190,000
Increase (decrease) in credit card payable	(2,862)	5,098	6,716
Increase/(decrease) in accounts payable	21,677	74,023	902,640
Decrease in contracts payable	-	(165,000)	-
Compensatory stock issuances	-	-	837,300
Net Cash Used by Operating Activities	(375,260)	(209,440)	(890,563)

Cash Flows from Investing Activities

(Increase) in Fixed Assets	-	(767)	(767)

Net Cash Used for Investing Activities	-	(767)	(767)

Cash Flows from Financing Activities

Issuance of Common Stock and Warrants	-	-	251,500
Paid in capital	-	165,000	103,358
Increase in Loans Payable-Minority Stockholder	1,100	43,802	162,372
Increase in Loans Payable-Majority Stockholder	386,978		386,978

Net Cash Provided by Financing Activities	388,078	208,802	904,208

Net Increase in Cash & Cash Equivalents	12,818	(1,405)	12,878

Beginning Cash & Cash Equivalents	60	2,011	-

Ending Cash & Cash Equivalents	$12,878	$606	$12,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$652	$5,233	6,774
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for services	$-	$-	837,300
Paid in capital - debt relief	-	-	182,376
Stock issued for debt relief	-	-	863,369
Stock issued for merger	177,325		177,325

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when the Company begins recording revenue on the deemed date that the software is placed in service. As of the date of these financial statements the development of the software necessary to achieve the business purposes of the Company is in an undeterminable state causing the Company to deem the asset to be impaired. This conclusion requires that the costs incurred to date be treated as expenses as opposed to the capitalizing of the software.

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

At September 30, 2011 and 2010 the Company had the deferred tax assets of approximately $689,400 and $549,987 in 2011 and 2010 created by the net operating losses which have been offset by a 100% valuation allowance.

2.            Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s interim financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $227,533 and $416,281 for the three months and nine months ended September 30, 2011, and an accumulated deficit of $2,832,497 as of September 30, 2011. As of September 30, 2010 the accumulated deficit was $2,398,003. At September 30, 2011, the Company’s total current liabilities exceed total current assets by $966,374.  At September 30, 2010 this amount was $263,738.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

3.            Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $1,413,435 as of December 31, 2010. By September 30, 2011 this total had increased to $1,557,175. Per the discussion under “Software Costs” this amount has been expensed at this time.

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

5.            Advance Payable, Related Party

At December 31, 2009, the Company’s had working capital advances due to the Company’s then majority shareholder, Adversor, Inc. (“Adversor”) of $117,470.  These funds are non interest bearing and are due on demand. Also included in the Company’s $51,582 in accounts payable at December 31, 2009 were $26,600 owed to Adversor. In 2009 the Company recorded consulting fees to Adversor of $26,600. At December 31, 2010 the Company had working capital advances due to Adversor of $161,272, also non-interest bearing and due on demand. At September 30, 2011 Adversor advances had increased to $162,372. Included in the Company’s accounts payable at September 30, 2011 was $167,513 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is now a minority shareholder.

During the period from April 15, 2011 to September 30, 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At September 30, 2011, the Company owes Chandran $636,786.  These funds are non-interest bearing and due on demand.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

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

At September 30, 2011, the following warrants to purchase common stock were outstanding:

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

8.             Legal Matters

The Company is involved in a litigation in Colorado.  Broadway Holdings, Inc. v. Sungame Corp.  The suit is a breach of contract by Broadway Holdings, Inc. filed on or about 2 August 2011, in the District Court, Denver County, Colorado.  The litigation evolves from Broadway Holdings, Inc. contracting to perform services for Sungame and not performing those services, and two years later, the Company attempting to rectify the situation.  No specific award was sought, and the Company has counter claimed against Broadway Holdings, Inc.

The Company will vigorously defend itself in this lawsuit as it believes the claims against the Company are without merit.

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

Freevi Development

ViDirectory.com

During Q3 2011, we have continued with the development of ViDirectory, which is a complex Company Directory web system.

It has a wide number of features, which are being launched in various releases.

The system was already developed by Freevi’s development resources (see Note 7 to the Financial Statements) but after analysis from the SunGame Technical Team, the recommendation during Q1 2011 was to rewrite the service which occurred during the second and  third quarter of 2011 and was initially launched with its Automated Listing Purchase Subsystem and is currently in the process of being transitioned from the development stage into a viable business:

This, to ensure that the service would be able to manage a high number of users and to allow us to add various services which are defined in the image above.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 (Q3 2011)
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2010 (Q3 2010)

Revenues

For the three months ended September 30, 2011 we generated revenue of $602 compared to $26,100 for the three months ended September 30, 2010.  The decrease of $25,498 was due to nonrecurring development work performed for a customer during the three months ended September 30, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $227,846 compared to $36,273 for the three months ended September 30, 2010.  This net increase of $191,573 was the result of an increase of $62,965 in software development costs as we are now outsourcing product development to India and the Philippines whereas in the prior year it was to the Philippines only, an increase in general and administrative expenses of $73,163 as we added four administrative people due to the merger, and an increase in consulting costs of $55,445 for investing, legal, and financial services consulting during the three months ended September 30, 2011 versus the same period in the prior year.

Net Loss

The next loss for the three months ended September 30, 2011 was $227,533 compared to a net loss of $10,484 for the three months ended September 30, 2010.   The $217,049 increase in net loss is directly attributable to the decrease in revenue and increase in operating expenses described above.  As of September 30, 2011, we have an accumulated deficit of $2,832,497.

Net Loss Applicable To Common Stock

Net income applicable to Common Stock was $0.01 for the three months ended September 30, 2011 compared to a net loss per share of $0.04 for the three months ended September 30, 2010.

RESULTS OF OPERATION
NINE MONTHS ENDED SEPTEMBER 30, 31, 2011 ((Q3 2011)
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2010 (Q3 2010)

Revenues

For the nine months ended September 30, 2011 we generated revenue of $32,854 compared to $43,403 for the nine months ended September 30, 2010.  The decrease of $10,549 was due to nonrecurring development work performed for a customer during the nine months September 30, 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $448,194 compared to $133,384 for the nine months ended September 30, 2010.  This increase of $314,810 was the result of an increase of $104,457 in software development costs as we are now outsourcing product development to India and the Philippines whereas in the prior year it was to the Philippines only, an increase in general and administrative expenses of $107,508 as we have added four administrative people due to the merger, and an increase in consulting costs incurred of $102,768 due to additional investment banking, legal, and financial services consulting for the nine months ended September 30, 2011 versus the same period in the prior year.

Interest Expense

We incurred interest expense of $941 for the nine months ended September 30, 2011 as compared to $5,544 of interest expense for the nine months ended September 30, 2010.  This decrease in interest expense is attributable to no interest-bearing contracts payable outstanding during the nine months ended September 30, 2011 versus $165,000 outstanding during the nine months ended September 30, 2010.

Net Loss

The next loss for the nine months ended September 30, 2011 was $416,281 compared to a net loss of $95,525 for the nine months ended September 30, 2010.   The $320,756 increase in net loss is primarily attributable the increase in operating expenses described above.  As of September 30, 2011, we have an accumulated deficit of $2,832,497.

Net Loss Applicable To Common Stock

Net income applicable to Common Stock was $0.01 for the nine months ended September 30, 2011 compared to a net loss per share of $0.38 for the nine months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash on hand of $12,878 and total assets of $20,275; consisting of cash of $12,878, prepaid expenses of $6,250 and net fixed assets of $1,147.  At September 30, 2011, we had total current liabilities of $985,502; consisting of $180,455 of accounts payable, $5,889 of other payables, a $162,372 loan payable to a stockholder and a $636,786 payable to the majority stockholder.   At September 30, 2011, we had a working capital deficit of $966,374.

During the nine months ended September 30, 2011, cash used in operating activities was $375,260 compared to $209,440 during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, net loss of $416,281 was adjusted for a non-cash item consisting of $321 in depreciation.  During the nine months ended September 30, 2010, net loss of $95,525 was adjusted for a non-cash item consisting of $244 in depreciation.

During the nine months ended September 30, 2011, we did not use or receive funds from investing activities.   During the nine months ended September 30, 2010, we increased our fixed assets by $767.  During the nine months ended September 30, 2011, we increased our loan payable to our minority stockholder by $1,100 and to our majority stockholder by $386,978 in financing activities. During the nine months ended September 30, 2010, we increased our loan payable to our minority stockholder by $43,802 in financing activities.

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

During the nine months ended September 30, 2011 and 2010, our then majority shareholder, Adversor, Inc. advanced additional funds of $1,100 and $43,802 respectively,  to support operations.  During the year ended December 31, 2008, Adversor advanced additional funds of $98,740 to support operations.  In 2008 Adversor contributed $107,109 to the Company's capital.  During the year ended December 31, 2009, Adversor advanced an additional $7,470 to support operations. The balance owed to Adversor at September 30, 2011 is $162,372.  The amounts owed are non-interest bearing and due on demand.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.  During the nine months ended September 30, 2011, there were no significant changes in our critical accounting policies and estimates. You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

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

Off-Balance Sheet Arrangements

As of September 30, 2011 we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Sungame is involved in a litigation in Colorado.  Broadway Holdings, Inc. v. Sungame Corp.  The suit is a breach of contract by Broadway Holdings, Inc. filed on or about 2 August 2011, in the District Court, Denver County, Colorado.  The litigation evolves from Broadway Holdings, Inc. contracting to perform services for Sungame and not performing those services, and two years later, Sungame attempting to rectify the situation.  No specific award was sought, and Sungame has counter claimed against Broadway Holdings, Inc.

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

Date:     November 14, 2011