Form 10-K
period 2011-12-31
SunGame Corp
filed 2012-03-30
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐           Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission file number: 000-27831

SUNGAME CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-8017623
(State or other jurisdiction of incorporation or organization)	(IRS Employee Identification No.)

3091 West Tompkins Avenue, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (702) 789-0848

Securities Registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2011 the market value was approximately $1.2 billion based upon a close of $6.80 on 31 December 2011.  The Company would like to give fair disclosure in that the market capitalization may be overvalued due to certain factors, such as the Company, at this time, is thinly traded and we do not feel the market price has accurately reflected the merger. There are approximately 480,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($-0-).
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of  March 15, 2012 is 17,575,014.

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

Unless the context otherwise requires, throughout this Annual Report on Form 10-K the words “Company,” “we,” “us” and “our” refer to Sungame Corporation.

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

Since January 2009, we have established a development center in India and in the Philippines for Virtual World and Social Gaming Development.  We have also developed a proprietary Virtual World center with B2C and B2B provisioning.

We are currently in demonstration mode and will launch Spion, our first Facebook game, in the second quarter of 2012.

Industry

Despite the popularity of game console systems such as the Wii and Nintendo, the number one platform for games in 2007 was still the personal computer.  This is largely attributed to online gaming, and this trend is expected to continue as computer graphics and memory increases and prices decline.

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

●
40% of all players are women, and women over 18 years of age are one of the industry's fastest growing demographics; today adult women represent a greater portion of the game-playing population (33%) than boys age 17 or younger (18%).

●
26% of game players are over the age of 50, an increase from 9% in 1999. This figure is sure to rise in coming years with nursing homes and senior centers across the nation now incorporating video games into their activities.

●	51% of most frequent game players say they play games online at least one hour per week, up from 31 percent in 2002.
●	The average adult woman plays games 7.4 hours per week and the average adult man plays 7.6 hours per week.

●	45% of parents say they play computer and video games with their kids weekly.

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

Game Creation

Our games, both Virtual Worlds and Facebook games, will be focusing on the gaming community.  To that end, we have, and will continue to establish relationships with independent gamer developers around the world.  Game developers will be able to register and be certified to upload their games to the GameConnect portfolio.  Once there, our incentive program offers registered programmers a percentage of the revenue generated by their games, in addition to technical support with regard to system requirements, site code, etc.  Management is confident this structure will attract a substantial number of developers to the Virtual World.

Music Downloading

Music is a highly popular online media, which will be offered to visitors in a number of ways within our games.  Music is streamed continuously over the site with a feature that enables visitors to click on the details of a title and/or buy and download the song at any time.

Media Upload

Users will be able to upload and share their own photos, music, documents and videos for display in their virtual residence on our Virtual Worlds.

Networking

•	Chat

Community is the backbone of the Virtual Worlds. While many visitors will come to play games, residents are also there to socialize with others.

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

Conventional websites are no longer adequate for success.  Television shows such as LOST and Heroes are the definitive examples, offering their audience an “experience” including ancillary materials, wikis, exploration games, back stories, cast bios, blogs, fan discussions, spoiler rumors, and screenshots.  Sungame will pursue this sector, offering its development services to companies looking to utilize a multi-media marketing strategy.

Third Party/Private Label Development

We will create turnkey virtual worlds for companies seeking to establish a presence in this sector. Initially our focus will be on the entertainment sector.  Management believes this market represents a significant opportunity as their focus on promotion is well established, and a virtual presence provides a distinct marketing advantage.  Longer term it is expected that a virtual component will be commonplace within many market sectors, particularly those websites looking to appeal to a younger or computer savvy audience.  We offer a natural outsourcing alternative for those firms with the desire but without the capabilities to develop or maintain such an operation.

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

Pursue The Business To Business Market

Management anticipates the business to business (“B2B”) sector represents a significant opportunity for us.  It is estimated that 170 high profile companies, such as Coke, Dell, Ben and Jerry's, and Sun Microsystems have set up Virtual Worlds.  We anticipate the B2B sector will be attracted to our less technical interface, along with our ability to deliver customized, turnkey Virtual Worlds.

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

Company Sponsored Research And Development

We are not conducting any research.

Number Of Persons Employed

As of December 31, 2011, we have 6 full-time employees.  Mr. Robert works up to 40 hours per week and other Directors work on an as needed basis up to 40 hours per week.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Properties.

We do not own any property, real or otherwise.  Our operations are principally located at 3091 West Tompkins Avenue, Las Vegas, NV 89103.  We pay zero rent.

Item 3.  Legal Proceedings.

The Company is involved in a litigation in Colorado.  Broadway Holdings, Inc. vs. Sungame Corporation.  The suit is a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The litigation evolves from Broadway Holdings, Inc. contracting to perform services for Sungame and not performing those services, and two years later, the Company attempting to rectify the situation.  No specific award was sought, and the Company has counter claimed against Broadway Holdings, Inc.

The Company will vigorously defend itself in this lawsuit, as it believes the claims against the Company are without merit.

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

As of December 31, 2011, we have 43 shareholders of record of our common stock pursuant to transfer agent records.

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

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as shown in the following table:

Name	Equity	Paid per Security	Date of Purchase	Accredited or Sophisticated
Adversor, Inc.	1500 common shares	$1500 services -formation of company	2006	Accredited
Adversor, Inc.	4,125,500 common shares	$775,000 debt relief	2008	Accredited
Friedland Capital	902,000 common shares	$50,000 corporate advisory finance services	2008	Accredited
Ranulf Jose Goss	1,375,000 common shares	$137,500 development services	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 common shares	$125,000 cash	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 warrant	$125,000 cash	2008	Accredited
Diamond Star Exports Ltd.	1,600,000 common shares	$400,000 in programming services	2008	Accredited
Mindzeye Consulting Pte. Ltd	500,000 common shares	$125,000 cash	2009	Accredited
Mindzeye Consulting Pte. Ltd	100,000 common shares	$25,000 in development services	2009	Accredited
Diamond Star Exports Ltd.	900,000 common shares	Payment of services under agreement	2009	Accredited

However, it should be noted Sungame Corp. and Freevi Corp. successfully engaged in a business combination, with Sungame being the surviving entity, and there was a 177,000,000 share exchange where Freevi shares were exchanged for Sungame shares, pursuant to the terms and conditions of the combination (See 8K dated April 15, 2011).  On May 2, 2011, the Board of Directors authorized 25,000 shares for Mundial Financial Group, LLC for investment banking services, and authorized the issuance of 300,000 shares to Marshal Shichtman and Associates, PC as a gratuity for services rendered.

Exemptions From Registration For Unregistered Sales

All of the sales by the Company of the unregistered securities listed immediately above were made by the Company in reliance upon Section 4(2) of the Act. All of the individuals and/or entities listed above that purchased the unregistered securities were all known to the Company and its management, through pre-existing business relationships, as long standing business associates, friends, and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

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

Overview

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

The other component of the GameConnect experience is the social networking aspect. The original web-based communities were formed to serve people with shared interests and activities, enabling them to communicate through message boards and email services. Relevant content is created and posted by the members. Within relatively short order, social networking revolutionized the way we communicate and share information on an everyday basis. Networks such as Facebook now boast over 800 million members, and the YouTube phenomenon is influencing the nature of presidential elections.

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

Sungame/FREEVI

In the beginning of January 2011 the Board of Directors, as well as key staff of the Company, met in Las Vegas, Nevada for two reasons: the first was to map out the goals to be completed for the year of 2011, and the second was to attend CES, where the Company exhibited some of our completed projects, and to also spread the word/hype/buzz about what it is, that we are building.

With the successful exposition of the Company at CES it was now time to turn all attention to the Plan of Action for the year.  We are glad to say that after extensive deliberations, we set forth a solid plan of action, which some thought was overly aggressive, but we completed all of our goals. These goals included firstly finding a clear, concise definition of what of what the desired environment needs to be.

Sungame/Freevi - is the group of social communities that empowers and rewards its users by their actions. It consists of Community Members who conceive, collaborate, create and commercialize their ideas, build Social Communities within the network, create content, nominate, vote and award content. With that understanding we were able to map out a complete plan of action. The first action item was Vidirectory.

Vidirectory is the brand for our Local Business Directory. The system for Vidirectory was developed during the first two quarters of 2011 by our development team in the Philippines and was beta launched on the 4th of July 2011 with 27 million companies listed, while also showcasing a few of the key features that had been developed, such as Predictive search, Listing of various videos, Image and logo Provisioning, Maps, and business Descriptions. Development continued well into Q4 of 2011 when we launched our ALPS system. ALPS stands for our Automated Listing Provisioning Subsystem and its purpose is to make it simple for companies to apply and pay for listings online.

During the later part of the year in Q3 and Q4 a Search Engine Optimization campaign was prepared with 1.3 Million companies included in this campaign. In 2012 we expect to continue to improve Vidirectory to meet all of Clients needs and expectations, while staying up-to-date and exceeding standards in this rapidly expanding market.

Our focus then turned to Flightdeck, which was a massive development project completed by our teams in both Philippines and India, and was Beta Launched 11/11/11. Flightdeck is our Social Network Platform with advanced features and services such as Chat, Instant messaging, Video Chat, Virtual Wallet with Multiple currencies, Games and Applications area, Video Channels, Groups provisioning, Advertisement support and also the ability to upload Videos, Photos, as well as standard messaging between members. All of these things, and more, will be added to the Flightdeck, as it continues to  come out of its infancy and mature.

Our last Project of 2011 was the development of SPION, which is a Facebook game that we are wrapping up and expected to launch in Q2 of 2012. SPION is a combination of HTML based environment and an Isometric environment with 3D ‘feeling’. The game is being developed in cooperation with Wicked Interactive, who are a part of the Subabgames.com gaming community.

In 2012 Sungame/Freevi expects to continue to move forward creating and developing advanced products and services that will be key in the Digital Media Market. All of our products are continuously being developed and launched, as new versions are released.

The Sungame/Freevi suite of services is envisioned to not just be a standalone item or service, which is the majority of the market at the current time. Sungame/Freevi goal is to offer a wide variety of services offered in synergistic harmony. We see this as the future and strive to be one of the first to market to bring our vision to the market place. This is why the Sungame/Freevi network, unlike any other, exists as a mesh of the best most advanced features of Video Directories (Vidirectory), Virtual Money Manager (Viwallet),  Content Network for creating, publishing, and sharing, Citizen Network for social interactions, Merchant Networking for business owners, App Network, and, of course, a Gaming Network for developers and curators to create, share, and collaborate.

Sungame/Freevi’s proprietary system allows cohesiveness and fluidity between each and every part of it, like never seen before.  We are in the position to not only occupy significant market share, but to redefine the actual market and be the catalyst for the evolution of the next generation.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates.  We based our estimates on historical experiences and on various other assumptions that we believe to be reasonable under the circumstances.  These estimates and assumptions provide a basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions, and these differences may be material.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the years ended December 31, 2011 and for the period from inception (October 21, 2010) to December 31, 2010 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2011
COMPARED TO THE YEAR ENDED DECEMBER 31, 2010

Revenues

For the year ended December 31, 2011 we generated revenue of $4,569 compared to $0 for the period from inception (October 21, 2010) to December 31, 2010. The increase is due to monthly subscriptions of Vidirectory in 2011 whereas Freevi had no revenue from its inception on October 21, 2010 to December 31, 2010.

Operating Expense

Operating expenses for the year ended December 31, 2011 were $731,068 compared to $290,653 for the period from inception (October 21, 2010) to December 31, 2010.  This net increase of $440,414 was the result of a decrease of $101,886 in software development costs as we capitalized $123,444 of our web development costs due to the fact that we had working models of two of our products, an increase in general and administrative expenses of $212,869 as we added four administrative people due to the merger, and an increase in consulting costs of $329,432 for investing, legal, and financial services consulting during the year ended December 31, 2011 versus the period from inception (October 21, 2010) to December 31, 2010 for Freevi.

Net Loss

The next loss for the year ended December 31, 2011 was $727,294 compared to a net loss of $290,653 for the period from inception October 21, 2010) to December 31, 2010 for Freevi.  The increase in net loss is directly attributable to the increase in revenue and increase in operating expenses described above.  As of December 31, 2011, we have an accumulated deficit of $1,017,947.

Net Loss Applicable to Common Stock

Net income applicable to Common Stock was $0.00 for the year ended December 31, 2011 compared to a net loss per share of $0.00 for the period from inception (October 21, 20100 to December 31, 2010 for Freevi.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2011 and unable to raise a significant amount of capital, other than receiving $753,929 in advances from our majority shareholder.

The continuing effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but likely will be significant, and in its audit report on our consolidated financial statements, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern (see Note 2 to our consolidated financial statements).

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2012.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2012 to incur expenses related to software development.  The further delay of the rollout of our virtual world products, will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

Given the current financial market disruptions, credit crisis and economic recession, it is difficult at this time to obtain any third-party financing on acceptable terms, whether public or private equity or debt, strategic relationships, capital leases or other arrangements.  Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restricting covenants.  Strategic arrangements, if necessary to raise additional funds, may require that we relinquish rights to certain of our technologies or products or agree to other material obligations and covenants.

Other than the insignificant revenue realized, we do not expect to begin to realize revenue from our virtual world and Facebook games until the third quarter of 2012.  So far though, we cannot provide assurance that the market will ever accept our games.  Any failure by us to sell our games within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the virtual world and Facebook games market.  A lack of market acceptance of our virtual world and Facebook games, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

Cash Flows

Cash used in operating activities decreased by $542,522 for the year ended December 31, 2011, versus the period from inception (October 21, 2010) to December 31, 2010 primarily because of our increase in net loss of $466,641. Our cash outflows from investing activities amounted to $123,444 for capitalized software.  Our inflows from financing activities of $753,929 in the year ended December 31, 2011, consisted of $753,929 in advances from our majority shareholder.

Sources of Capital

We anticipate funding operations through private investments and loans made by our current shareholders.  However, we have no commitments for such funding as of the date of this report.  In addition, we anticipate generating revenue in the near future, however, we have no current commitments or contracts that could result in such revenue.  Management will have complete discretionary control over the actual utilization of said funds and there can be no assurance as to the manner or time in which said funds will be utilized.

We foresee that we will need a minimum of $1,500,000 to fund our operations for the next 12 months as follows:

System Development and Integration	$700,000
Professional Fees	$100,000
Sales, Marketing, Strategic Partnerships	$100,000
General & Administrative	$500,000
Working Capital	$100,000
Total	$1,500,000

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

Going Concern

The independent registered public accounting firm's report on our financial statements as of December 31, 2011 and 2010 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have not generated revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $125,000 (approximately $1,500,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 3 to 4 months. We are currently relying solely on current shareholders and management to provide the necessary funds to continue operations. We do not have any commitments for such funding from shareholders or management.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2011, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

		Less than
Type of Obligation	Total	one year	1-3 years	3-5 years	Longer
Loans payable majority
shareholder	$849,854	$849,854
Loans payable minority
shareholder	$162,372	$162,372
Operating Lease Obligations	-0-	-0-
Real Estate
Other
Total	$1,012,226	$1,012,226

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
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheets of Sungame Corporation (a development  stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2011 and 2010, and the  results of its operations and its cash flows for the years then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying  financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                                                                            /s/ Ronald R. Chadwick, P.C.
March 29, 2012                                                                                      RONALD R. CHADWICK, P.C.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	Dec. 31, 2011	Dec. 31, 2010
ASSETS

Current assets
Cash	$13,338	$10,650
Prepaid expenses	1,250	225
Total current assets	14,588	10,875

Fixed assets	2,140
Less accumulated depreciation	(1,100)	-
	1,040

Capitalized software	123,444	-
Accumulated amortization	(8,468)
	114,976
Total Assets	$130,604	$10,875

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$236,726	$26,520
Related party advances	1,012,226	95,925
Other liabilities	4,319	2,083
Total current liabilities	1,253,271	124,528

Total Liabilities	1,253,271	124,528

Stockholders' Equity
Preferred stock, $.001 par value;
5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
300,000,000 shares authorized;
177,575,014 (2011) & 177,000,000 (2010)
shares issued and outstanding	177,575	177,000
Additional paid in capital	(282,295)	-
Deficit accumulated during the dev. stage	(1,017,947)	(290,653)

Total Stockholders' Equity	(1,122,667)	(113,653)

Total Liabilities and Stockholders' Equity	$130,604	$10,875

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			Oct. 21, 2010
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011

Revenues	$4,569	$-	$4,569

Operating expenses:
Depreciation and amortization	8,789		8,789
General and administrative	722,279	290,653	1,012,932
	731,068	290,653	1,021,721

Gain (loss) from operations	(726,499)	(290,653)	(1,017,152)

Other income (expense):
Interest income	10	-	10
Interest expense	(805)	-	(805)
	(795)	-	(795)

Income (loss) before
provision for income taxes	(727,294)	(290,653)	(1,017,947)

Provision for income tax	-	-	-

Net income (loss)	$(727,294)	$(290,653)	$(1,017,947)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	177,181,255	151,436,620

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			Oct. 21, 2010
			(Inception of
			Dev. Stage)
	Year Ended	Year Ended	Through
	Dec. 31, 2011	Dec. 31, 2010	Dec. 31, 2011

Cash Flows From Operating Activities:
Net income (loss)	$(727,294)	$(290,653)	$(1,017,947)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	8,789	-	8,789
Stock issued for licensing agreement	-	165,000	165,000
Compensatory stock issuances	325	12,000	12,325
Prepaid expenses	(1,025)	(225)	(1,250)
Accounts payable	89,172	26,520	115,692
Accrued liabilities	2,236	2,083	4,319
Net cash provided by (used for)
operating activities	(627,797)	(85,275)	(713,072)

Cash Flows From Investing Activities:
Investment in capitalized software	(123,444)	-	(123,444)
Net cash provided by (used for)	(123,444)	-	(123,444)
investing activities

Cash Flows From Financing Activities:
Related party advances	753,929	95,925	849,854
Net cash provided by (used for)
financing activities	753,929	95,925	849,854

Net Increase (Decrease) In Cash	2,688	10,650	13,338

Cash At The Beginning Of The Period	10,650	-	-

Cash At The End Of The Period	$13,338	$10,650	$13,338

Schedule Of Non-Cash Investing And Financing Activities

In 2011 the Company issued 250,000 shares of common stock pursuant to a reverse merger for net liabilities of $282,045.

Supplemental Disclosure

Cash paid for interest	$805	$-	$805
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders Equity (Deficit)

				Deficit
	Common Stock			Accumulated	Stock-
		Amount	Paid in	During The	holders'
	Shares (1)	($.001 Par)	Capital	Dev. Stage	Equity

Balances at December 31, 2009	-	$-	$-	$-	$-

Issuance of founders' stock for services	12,000,000	12,000			12,000

Shares issued for licensing agreement	165,000,000	165,000			165,000

Net income (loss) for the year				(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000	$-	$(290,653)	$(113,653)

Shares issued for reverse merger	250,000	250	(282,295)		(282,045)

Shares issued for services	325,014	325			325

Net income (loss) for the year				(727,294)	(727,294)

Balances at December 31, 2011	177,575,014	$177,575	$(282,295)	$(1,017,947)	$(1,122,667)

(1) As restated for a reverse merger effective April 15, 2011

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
   FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

The Company merged with Freevi Corporation on April 15, 2011.  Freevi brings a rich media platform to the Company revolving around its core product the “Freevi Flightdeck” ™, a graphical user interface that allows users to consume video and audio content, network with other Freevi users, engage in e-commerce transactions, and access games and other applications.  Freevi’s proprietary technologies were licensed from Chandran Holding Media, Inc., its majority shareholder at the time of its acquisition by the Company.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(continued)

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Capitalized software costs are reflected as property and equipment on the balance sheet and are to be depreciated when functional.

Long Lived Assets

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

At December 31, 2011 and 2010, the Company had net operating loss carry-forwards of approximately $1,018,000 and $291,000, which begin to expire in 2026.  At December 31, 2011 and 2010 the Company had deferred tax assets of approximately $356,000 and $102,000 in 2011 and 2010 created by the net operating losses, which have been offset by a 100% valuation allowance.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(continued)

2.           REVERSE MERGER

Effective April 15, 2011 Sungame Corporation entered into a merger agreement (the "Agreement") with Freevi Corporation, acquiring 100% of the outstanding common stock of Freevi Corporation through the issuance of 177,000,000 shares of its common stock with no readily available market price. Freevi Corporation was incorporated in Nevada on October 21, 2010. The transaction was accounted for as a reverse merger as the shareholders of Freevi Corporation retained the majority of the outstanding common stock of Sungame Corporation after the share exchange. Effective with the Agreement, the Company's stockholders' equity was recapitalized as that of Freevi Corporation, while 100% of the assets and liabilities of Sungame Corporation valued at $(282,045), consisting of cash $231, net fixed assets $1,361, accounts payable $121,265, and related party advances $162,372, were recorded as being acquired in the reverse merger for its outstanding common shares (250,000) on the merger date. Subsequent to the April 15, 2011 recapitalization Freevi Corporation ceased to exist, with Sungame Corporation as the sole surviving entity. The accompanying financial statements exclude the financial position, results of operations and cash flows of Sungame Corporation prior to the April 15, 2011 merger.

If Sungame Corporation's operating activity for the years ended December 31, 2010 and 2011 is combined with Freevi Corporations activity for the same periods, the pro forma results are as follows:

	2011	2010

Pro forma revenue	$31,150	$50,112

Pro forma net loss	$(746,409)	$(404,390)

Pro forma net income (loss) per share	$(0.00)	$(0.00)

Pro forma weighted average common shares outstanding	177,575,014	151,686,620

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $727,294 and $290,653 for the years ended December 31, 2011 and 2010, respectively, and an accumulated deficit of $1,017,947 as of December 31, 2011. As of December 31, 2010 the accumulated deficit was $113,653. At December 31, 2011, the Company’s total current liabilities exceed total current assets by $1,238,693.  At December 31, 2010 this amount was $113,653.

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

4.           Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $97,114 and $199,000 in 2011 and 2010 respectively, which has been expensed.    Capitalized software costs were $123,444 for two products that have proven technologically feasible.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
(continued)

5.           Advance Payable, Related Party

At December 31, 2011 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at December 31, 2011 and 2010 was $182,513 and $13,500 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is now a minority shareholder.

During 2011 and 2010, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At December 31, 2011 and 2010, the Company owed Chandran $849,854 and $95,925.  These funds are non-interest bearing and due on demand.

6.           Stockholders’ Deficiency

Warrants

At December 31, 2011, the following warrants to purchase common stock were outstanding after the expiration of 12,500 warrants October 2011:

Number of common shares covered by warrants	Exercise Price	Expiration Date

12,500	$32.00	March 2012

7.             Legal Matters

The Company is involved in a litigation in Colorado,  Broadway Holdings, Inc. vs. Sungame Corporation.  The suit filed by Broadway Holdings, Inc. on or about August 2, 2011, in the District Court, Denver County, Colorado, alleges in general that the Company failed to fulfill contractual obligations and seeks unspecified monetary damages. The Company has counter claimed against Broadway Holdings, Inc. and intends  to vigorously defend itself in this lawsuit, as it believes the claims against the Company are without merit.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers And Corporate Governance.

The following individuals were serving as our executive officers and directors on December 31, 2011:

Name	Age	Position
Guy M. Robert	48	Chief Development Officer and Director
Neil Chandran	40	President, CEO, and CFO
Raj Ponniah	36	COO, Secretary and Director

Guy M. Robert -  Mr. Robert served as the President, Chief Executive Officer, Chief Financial Officer and a Director of Sungame until the Company’s merger with Freevi Corporation. He also serves as President of Adversor, Inc., a beneficial owner of Sungame Corporation, since incorporation. After a career in IT consulting and Global Product Management for Ericsson 1989-1992 and Vodafone from 1992-1995, Mr. Robert has focused his entrepreneurial spirit and management capabilities within the international IT community. He established and was a Director or CEO of companies such as XPonCard Thailand Ltd.1999-2004, MobylNet SL, Spain, 2002-2005 and Communication Information Services 2000-2004 which was acquired by a publicly listed group. Mr. Robert is a Market Economist, graduated from the Stockholm Market Institute.

Neil Chandran – President, CEO and CFO.  For the past 20 years, Mr. Chandran has been involved in the interactive media industry. In 1990, Neil founded Intent Communications, a telecommunications firm that specialized in Interactive Voice Response (IVR) programs for 800 and 900 numbers – the predecessor to the modern day Internet. In 1995, he co-founded IEM, Interactive Electronic Media Inc., which developed video-streaming technology long before the feature was commonplace throughout the web. His experience with video led to the launch of Energy TV in 2006, his first broadcast television program and the flagship media property of CHMI. Also formed in 2006, CHMI was the holding company and licensor of Chandran’s concepts. Since then CHMI has raised and generated almost $40 Million through its various media properties. Mr. Chandran lives in Las Vegas with his wife and two children.  Mr. Chandran holds a Bachelor of Management Degree from the University of Lethbridge, Alberta, Canada.

Raj Ponniah – COO, Secretary and Director.  Started his education in electronic engineering and transferred into the business division at Fullerton College. Founded his first company in 1994 servicing local attorneys and paralegals in Southern California area and grew to one of the most trusted servers in the special needs division. In 1998, Raj went on into the auto industry where he opened up the first Daewoo car dealerships in Toronto, Canada. After selling the dealership Raj spent the next decade in finance, starting from running a small savings and loan in Southern California to running and owning a call center in the subprime mortgage industry servicing loans in over 40 states in the Union. Once the industry took a turn, Raj consulted for a few start up broker companies until he found himself recreated by CHMI to open up the retail division of CHMI in the US market which eventually morphed into the vidirectory, an online geotargeted video directory system for local business and the LOFT, a retail co-working space for local production and development teams.   Mr. Ponniah started his education in Electronical Engineering from DeVry Institute and made his way over to Business Management at Fullerton College.

Michael Segal – former Director.  Mr. Segal who was a director since June 8, 2007, resigned from the Company’s Board of Directors on November 3, 2010 citing a difference of opinion with the other Directors relating to the business model of Freevi, Inc. and the future of SGMZ as a result of the merger.

Ranulf Goss – former Director, retired from the Board of Directors on September 26, 2011.

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

SUMMARY COMPENSATION TABLE
							Non-Qualified
						Non-Equity	Deferred
Name & Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Neil Chandran	2011	$23,700	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Guy Robert	2011	60,000	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
Raj Ponniah	2011	38,559	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Neil Chandran	0	0	0	0	0	0	0	0	0
Guy Robert	0	0	0	0	0	0	0	0	0
Raj Ponniah	0	0	0	0	0	0	0	0	0

Employment Contracts

We do not have an employment contract with any executive officer.

We have made no Long Term Compensation payouts.

Director Compensation

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Guy Robert	0	0	0	0	0	0	0
Neil Chandran	0	0	0	0	0	0	0
Raj Ponniah	0	0	0	0	0	0	0

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

Name and Address of Beneficial Owner(1)	Number of Shares of common stock Beneficially Owned(2)	Percentage of common stock Outstanding(3)
Chandran Media Holdings Inc.	165,000,000	92.92%
Neil Chandran, President, CEO, CFO (voting power only)	165,000,000	92.92%
Raj Ponniah, COO, Secretary and Director	2,000,000	1.1263%
Guy M. Robert(4), Chief Development Officer and Director	95,000	.01%
Michael Segal	2,513	.01%
Ranulf Jose Goss	9,325	.01%
Sudhir Shah	25,000	.01%
Diamond Star Exports Ltd.(5)	62,500	.01%
Mindzye Consulting Pte. Ltd.	2,500	.01%
Jeffrey Friedland(6)	9,689	.01%
Jessey Njau, Director of Internet Technology	1,000,000	0.5631%
Owen Cran, Comptroller	1,000,000	0.5631%
Paul Vastakis, Manager	500,000	0.28155%
Officers and Directors as a group	169,595,000	95.51%
__________________
(1). Unless otherwise stated above, the address of beneficial owner is c/o Sungame Corporation, 3091 West Tompkins Avenue, Las Vegas, Nevada 89103.
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
(3). Based on 177,575,014 shares of common stock outstanding as of December 31, 2011.
(4). Guy Robert is the beneficiary of 62,500 shares indirectly through Adversor, Inc., as president thereof.
(5). Shah holds the voting and dispositive powers for Diamond Star Exports, Ltd.
(6). Freidland holds the voting power and dispositive powers over 9,689 shares of our common stock through the following entities; Philadelphia New York Investors, Global Investment Advisers, LLC, China America Holdings, Strategic Technology Advisors, LLC, VAC Edwards, LLC, Wall Street Global Research, LLC, and Western Technology Investors,  LLC.

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

In March 2009, per the Security Purchase Agreement (dated October 2008), with Mindzeye Consulting Pte, Ltd., we received cash of $125,000 in exchange for 125,000 shares of restricted common stock. The shares were sold at a price of $0.25 per share.

During the year ended December 31, 2008, our majority shareholder, Adversor, paid $20,000 for services on our behalf. In addition, during the year ended December 31, 2008, Adversor forgave $87,109 in debt owed to them. We have treated such amounts as capital contributions and as such have increased Additional Paid in Capital by $107,109.

In October 2008, we issued 103,075 shares of our restricted common stock to our majority shareholder, Adversor, in exchange for their efforts in the settlement of $775,000 of outstanding accounts payable owed to an unrelated third party vendor. The shares were issued at a price of $0.188 per share.

In September 2008, we issued 34,325 shares of our restricted common stock to our director, Mr. Goss, as payment for services totaling $137,300.  The shares were issued at a price of $0.10 per share.

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

In June 2008, we issued 22,500 shares of our restricted common stock to Friedland, in exchange for services totaling $50,000 provided under the Finance Advisory Services Agreement. The shares were issued at a price of $0.055 per share.

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

Item 14.    Principal Accounting Fees And Services.

Audit Fees

We were billed $9,220 for the fiscal year ended December 31, 2011 and $0 for the period from inception (October 21, 2010) to December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal year ended December 31, 2011 and $0 in audit related fees for the period from inception (October 21, 2010) to December 31, 2010. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $750 for the fiscal year ended December 31, 2011 and $0 for the period from inception (October 21, 2010) to December 31, 2010.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors’ current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  Our board pre-approved all audit and non-audit services rendered by our principal accountant in 2011 and 2010.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2011 are filed as part of this report.

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

Sungame Corporation:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, and Chief Financial Officer
Date:	March 30, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Chief Development Officer and Director
Date:	March 30, 2012

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Chief Operating Officer, Secretary and Director
Date:	March 30, 2012