Form 10-K/A
period 2011-12-31
SunGame Corp
filed 2012-04-06
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 1)
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of  March 15, 2012 is 177,575,014.

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

Sungame Corporation:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, and Chief Financial Officer
Date:	April 5, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Chief Development Officer and Director
Date:	April 5, 2012

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Chief Operating Officer, Secretary and Director
Date:	April 5, 2012