Form 10-Q
period 2012-03-31
SunGame Corp
filed 2012-05-15
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(MARK ONE)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended: 31 March, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes  ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

The number of shares of common stock as of  March 31, 2012 is 177,575,014 issued.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

SUNGAME CORPORATION
For The Quarterly Period Ended March 31, 2012

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  SUCH STATEMNTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS AOUT THE COMPANY AND ITS INDUSTRY.  FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

Our unaudited financial statements included in this Form 10-Q for the three months ended March 31, 2012 are as follows:
Unaudited Balance Sheet as of March 31, 2012 and December 31, 2011 (audited);

Unaudited Statements of Operations for the three months ended March 31, 2012 and 2011;

Unaudited Statements of Cash Flows for the months ended March 31, 2012 and 2011; and

Notes to Unaudited Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2012 are not necessarily indicative of the results that can be expected for the full year

SUNGAME CORPORATION
(A DEVELOOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS:

Current Assets:
Cash	$5,921	$13,338
Prepaid Expenses	-	1,250

Total Current Assets	5,921	14,588

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,207)	(1,100)
	933	1,040

Capitalized Software
Capitalized Software	161,424	123,444
Accumulated Depreciation	(20,418)	(8,468)
	141,006	114,976

TOTAL ASSETS	$147,860	$130,604

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$251,877	$236,726
Related Party Advances	1,179,853	1,012,226
Accrued Liabilities	-	4,319
Total Current Liabilities	1,431,730	1,253,271

Stockholders' Deficiency:

Common stock, par value, $0.001	177,575	177,575
300,000,000 authorized with:
177,575,014 issued and outstanding
Paid in Capital	(282,295)	(282,295)
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(1,179,150)	(1,017,947)

Total Stockholders' Deficiency	(1,283,870)	(1,122,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$147,860	$130,604

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

			October 21, 2010
			(Inception of
			Dev. Stage)
	Three Months Ended		through
	March 31,		March 31, 2012
	2012	2011

Revenue:	$10,265	$2,269	$14,834

Operating Expenses:
Depreciation	12,057	-	20,846
General and Administrative	159,025	154,880	1,171,957

Total Expenses	171,082	154,880	1,192,803

Net Loss From Operations	(160,817)	(152,611)	(1,177,969)

Other Income (Expense)
Interest income	-	-	10
Interest expense	(386)	-	(1,191)
	(386)	-	(1,181)

Net Loss	$(161,203)	$(152,611)	$(1,179,150)

Per Share Information
Loss per common share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	177,575,014	177,000,000

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			October 21, 2010
			Inception of
	Three months ended		Dev. Stage)
	March 31,		through
	2012	2011	March 31, 2012

Cash Flows from Operating Activities

Net Loss	$(161,203)	$(152,611)	$(1,179,150)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities
Depreciation	12,057	-	20,846
Stock issued for licensing agreement	-	-	165,000
Compensatory stock issuances	-	-	12,325
Increase in other receivables	-	(8,844)	-
Prepaid expenses	1,250	2,500	-
Accounts payable	15,151	18,601	130,843
Accrued liabilities	(4,319)	(211)	-
Net cash used for operating
activities	(137,064)	(145,565)	(850,136)

Cash Flows from Investing Activities
Investment in capitalized software	(37,980)		(161,424)
Net cash used for investing
activities	(37,980)		(161,424)

Cash Flows from Financing Activities
Related party advances	167,627	138,499	1,017,481
Net cash provided by financing
activities	167,627	138,499	1,017,481

Net Decrease In Cash	(7,417)	(7,066)	5,921

Cash At The Beginning Of The Period	13,338	10,650	-

Cash At the End Of The Period	$5,921	$3,584	$5,921

Schedule Of Non-Cash Investing And Financing Activities

In 2011 the Company issued 177,000,000 shares of common stock pursuant to a reverse merger for net liabilities of $282,045.

Supplemental Disclosure

Cash paid for interest	$-	$-	$805
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

At March 31, 2012 and 2011, the Company had net operating loss carry-forwards of approximately $1,195,000 and $443,000, which begin to expire in 2026.  At March 31, 2012 and 2011 the Company had deferred tax assets of approximately $418,000 and $155,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

2.           Reverse Merger

Effective April 15, 2011 Sungame Corporation entered into a merger agreement (the “Agreement”) with Freevi Corporation, acquiring 100% of the outstanding common stock of Freevi Corporation through the issuance of 177,000,000 shares of its common stock with no readily available market price.  Freevi Corporation was incorporated in Nevada on October 21, 2010.  The transaction was accounted for as a reverse merger as the shareholders of Freevi Corporation retained the majority of the outstanding common stock of Sungame Corporation after the share exchange.  Effective with the Agreement, the Company’s stockholders equity was recapitalized as that of Freevi Corporation, while 100% of the assets and liabilities of Sungame Corporation valued at $(282,045), consisting of cash $231, net fixed assets $1,361, accounts payable $121,265, and related party advances of $162,372, were recorded as being acquired in the reverse merger for its outstanding common shares (250,000) on the merger date.  Subsequent to the April 15, 2011 recapitalization Freevi Corporation ceased to exist, with Sungame Corporation as the sole surviving entity.  The accompanying financial statements exclude the financial position, results of operations and cash flows of Sungame Corporation prior to the April 15, 2011 merger.

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the three months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $161,203 and $152,611 for the three months ended March 31, 2012, and 2011 respectively, and an accumulated deficit of $1,179,150 as of March 31, 2012. As of December 31, 2011 the accumulated deficit was $1,017,947. At March 31, 2012, the Company’s total current liabilities exceed total current assets by $1,425,809.  At December 31, 2011 this amount was $1,238,683.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

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

4.           Property and Equipment

The Company has incurred software costs in the development of its systems in the amount of $7,415 and 33,443 during the three months ended March 31, 2012 and 2011, respectively, which has been expensed.    Capitalized software costs were $27,980 and $0 for the three months ended March 31, 2012 and 2011 for two products that have proven technologically feasible.  Depreciation expense amounted to $12,057 and $0 for the three months ended March 31, 2012 and 2011, respectively.

5.           Advance Payable, Related Party

At March 31, 2012 and December 31, 2011, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at March 31, 2012 and December 31, 2011 was $199,513 and $182,513 owed to Adversor.

During the three months ended March 31, 2012 and 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At March 31, 2012 and December 31, 2011, the Company owed Chandran $1,017,480 and $849,854.  These funds are non-interest bearing and due on demand.

6.           Legal Matters

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Statement Regarding Forward-Looking Information

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

For the three months ended March 31, 2012 we generated revenue of $10,265 compared to $2,269 for the three months ended March 31, 2011.  The increase of $7,996 is due to nonrecurring development work performed for a customer during the three months ended March 31, 2012.  2011 focus was directed to developing the core of a beneficial product to the market. Q1 of 2012 focused on finalizing the sales process and support. With that acceptance of the vidirectory by the market, focus has now been directed to revenue generation with the on boarding of an out bound call center and an aggressive recruiting campaign for internal sales associates. During Q2 while significantly improving the number of users by sales and marketing, more and more products will come available also increasing the velocity of revenue.  For the remainder of Q2, flightdeck will remain under maintenance with a few beta users. A development team has already started on the final leg of the go to market build of this product and it is our goal to have it available for public consumption during Q3.

In Q1, the Company engaged Qarim Brown to redesign the schmatics for the new ViDirectory to make the product more relevant to current market trends.  Specifically, Mr. Brown was charged with the integration of user functionality and aesthetics. The Company built in Q1 the design schematics for the functional spec of ViDirectory. The Company plans to pass these functional specs to the development team in Q2. The Company also did the same for the Flightdeck and the general corporate web site.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 (Q1 2012)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2011 (Q1 2011)

Revenues

For the three months ended March 31, 2012 we generated revenue of $10,265 compared to $2,269 for the three months ended March 31, 2011.  The increase of $7,996 is due to nonrecurring development work performed for a customer during the three months ended March 31, 2012.

Operating Expense

Operating expenses for the three months ended March 31, 2012 were $171,082 compared to $154,880 for the three months ended March 31, 2011.  This net increase of $16,202 was due to a increase in consulting costs of $42,984 during the three months ended March 31, 2012 versus the same period in the prior year, offset by capitalized software costs for Flightdeck and ViDirectory of $37,980 for the three months ended March 31, 2012 which were expensed during the three months ended March 31, 2011 as those products were still in a research and development mode.

Net Loss

The net loss for the three months ended March 31, 2011 was $160,817 compared to a net loss of $152,611 for the three months ended March 31, 2011.  The $10,206 increase in net loss is directly attributable to the increase in revenue and increase in operating expenses described above.  As of March 31, 2012, we have an accumulated deficit of $1,179,150.

Net Loss Applicable to Common Stock

Net income applicable to Common Stock was $0.00 for the three months ended March 31, 2012 compared to a net loss per share of $0.00 for the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash on hand of $5,921 and total assets of $147,860; consisting of cash of $5,921, net fixed assets of $933 and capitalize software of $141,006.  At March 31, 2012, we had total current liabilities of $1,431,730; consisting of $251,877 of accounts payable, and related party advances of $1,179,853.  At March 31, 2012, we had a working capital deficit of $1,425,809.

During the three months ended March 31, 2012, cash used in operating activities was ($137,064) compared to ($145,565) during the three months ended March 31, 2011

During the three months ended March 31, 2012, investment in capitalized software was $37,980 and during the three months ended March 31, 2011, we did not use or receive funds from investing activities.  During the three months ended March 31, 2012, we increased our advances from related parties by $167,627 in financing activities.  During the three months ended March 31, 2011, we increased our related party advances by $138,499 in financing activities.

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2012 and unable to raise a significant amount of capital, other than receiving $167,627 in advances from our majority shareholder.

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

We have no material commitments for capital expenditures within the next year, however, if operations are commenced, substantial capital will be needed to pay for software development, possible acquisitions and working capital.

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

 Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.  During the three months ended March 31, 2012, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the three months ended March 12, 2012 and for the period from inception (October 21, 2010) to March 31, 2012 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.
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

Item 2.     Unregistered Sales Of Equity Securities

None.

Item 3.     Defaults Upon Senior Securities
.
None

Item 4.     Mine Saftey Disclosure

Not applicable.

Item 5.     Other Information

None.

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

Date:    May 15, 2012