Form 10-Q
period 2012-06-30
SunGame Corp
filed 2012-08-14
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(MARK ONE)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  30, June, 2012

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

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐ No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter.

As of 28 June 2012 the market value was approximately $1,296,297,602 based upon a close of $7.30.  This market valuation is a non-diluted valuation, as the 177,000,000 shares from the merger activity have not been entered into the system and remain in physical form. We feel the market valuation currently does not adequately reflect the diluted valuation. The diluted market valuation is expected to be significantly lower.

The Company would like to give fair disclosure in that the market capitalization may be overvalued due to certain factors, such as the Company, at this time, is thinly traded and we do not feel the market price has accurately reflected the merger. There are approximately 480,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the closing price of our common stock as quoted on the OTCBB on 28 June 2012

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
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

The number of shares of common stock as of June 30, 2012 is 177,575,014 issued.

(DOCUMENTS INCORPORATED BY REFERENCE)
None

SUNGAME CORPORATION
FORM 10-Q

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

Item 1.   Financial Statements

SUNGAME CORPORATION
(A DEVELOOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2012	2011
	Unaudited
ASSETS:

Current Assets:
Cash	$13,604	$13,338
Prepaid Expenses	-	1,250

Total Current Assets	13,604	14,588

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,314)	(1,100)
	826	1,040

Capitalized Software
Capitalized Software	161,424	123,444
Accumulated Depreciation	(33,870)	(8,468)
	127,554	114,976

TOTAL ASSETS	$141,984	$130,604

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$223,773	$236,726
Related Party Advances	1,374,135	1,012,226
Accrued Liabilities	4,270	4,319
Total Current Liabilities	1,602,178	1,253,271

Stockholders' Deficiency:

Common stock, par value, $0.001	177,575	177,575
300,000,000 authorized with:
177,575,014 issued and outstanding
Paid in Capital	(282,295)	(282,295)
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(1,355,474)	(1,017,947)

Total Stockholders' Deficiency	(1,460,194)	(1,122,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$141,984	$130,604

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations

					October 21,
	Three months ended		Six months ended		2010, (Inception)
	June 30,		June 30,		to June 30,
	2012	2011	2012	2011	2012
	Unaudited	Unaudited	Unaudited	Unaudited	Unaudited

Revenue:	$2,170	$1,102	$12,435	$32,252	$17,004

Total Revenue	2,170	1,102	12,435	32,252	17,004

Costs and Expenses:
Depreciation	13,559	107	$25,616	214	34,405
General & administrative	164,164	192,229	$323,189	220,134	1,336,121

Total Expenses	177,723	192,336	348,805	220,348	1,370,526

Net Loss From Operations	(175,553)	(191,234)	(336,370)	(188,096)	(1,353,522)

Other Income and (Expenses)
Interest Income					10
Interest expense	(771)	(345)	(1,157)	(652)	(1,962)
	(771)	(345)	(1,157)	(652)	(1,952)

Net Loss	$(176,324)	$(191,579)	$(337,527)	$(188,748)	$(1,355,475)

Per Share Information
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	177,575,014	177,094,780	177,575,014	177,241,436

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			June 21, 2010
			(Inception of
			Dev. Stage)
	Six months ended		through
	June 30,		June 30,
	2012	2011	2012
	Unaudited	Unaudited	Unaudited

Cash Flows from Operating Activities
Net Loss	$(337,527)	$(188,748)	$(1,516,677)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities
Depreciation	25,616	214	46,462
Stocks issued for licensing agreement			165,000
Compensatory stock issuances			12,325
Decrease in accounts receivable		17,600
Decrease in prepaid expenses	1,250	4,275
Increase (decrease)in accounts payable	(12,953)	13,461	84,258
Increase (decrease) in accrued liabilities	(49)	348	4,270
Net Cash Used by Operating Activities	(323,663)	(152,850)	(1,204,362)

Cash Flows from Investing Activities
Investment in capitalized software	(37,980)		(161,424)
Net Cash Used for Investing Activities	(37,980)	-	(161,424)

Cash Flows from Financing Activities
Related party advances	361,909	193,708	1,379,390
Net cash provided by financing
activities	361,909	193,708	1,379,390

Net Increase in Cash	266	40,858	13,604

Cash at the Beginning of the Period	13,338	60

Cash at the End of the Period	$13,604	$49,918	$13,604

Scheduling of Non-Cash Investing and Financing Activities

In 2011 the Company issued 177,000,000 shares of common stock pursuant to a reverse merger for net liabilities of $282,045.

Supplemental Disclosure

Cash paid for interest	$	$	$805
Stock issued for merger and consulting services		177,325	177,325
Net liabilities assumed in the merger (paid in capital)		286,340	286,340

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties. (see Note 5) The Company presently uses two vendors for all of its software development.

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

At June 30, 2012 and 2011, the Company had net operating loss carry-forwards of approximately $1,371,000 and $190,000, which begin to expire in 2026.  At June 30, 2012 and 2011 the Company had deferred tax assets of approximately $480,000 and $67,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

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

3.            Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the six months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $337,527 and $188,748 for the six months ended June 30, 2012, and 2011 respectively, and an accumulated deficit of $1,355,474 as of June 30, 2012. As of December 31, 2011 the accumulated deficit was $1,017,947. At June 30, 2012, the Company’s total current liabilities exceed total current assets by $1,588,576.  At December 31, 2011 this amount was $1,238,683.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

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

4.           Property and Equipment

Capitalized software costs were $27,980 and $0 for the six months ended June 30, 2012 and 2011 for two products that have proven technologically feasible.  Depreciation expense amounted to $13,559 and $107 for the six months ended June 30, 2012 and 2011, respectively.

5.           Advance Payable, Related Party

At June 30, 2012 and December 31, 2011, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at June 30, 2012 and December 31, 2011 was $204,013 and $182,513 owed to Adversor.

During the six months ended June 30, 2012 and 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At June 30, 2012 and December 31, 2011, the Company owed Chandran $1,211,763 and $849,854.  These funds are non-interest bearing and due on demand.

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

Background and History

Sungame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as Sungame International, Inc.  On November 17, 2006, we changed our name to Sungame Corporation. We are a Delaware corporation..

For the three months ended June 30, 2012 we generated revenue of $2,170 compared to $1,102 for the three months ended June 30, 2011.  Our 2011 focus was directed to developing the core of a beneficial product to the market. Q1 of 2012 focused on finalizing the sales process and support. With that acceptance of the Vidirectory.com by the market, focus has now during Q2 of 2012 been directed to initiate revenue generation with the on boarding of an out bound call center for lead generation, and an ongoing recruiting campaign for internal sales associates. During Q3 of 2012, while significantly improving the number of users by sales and marketing, more and more products will come available also increasing the velocity of revenue.  Another project in process in Q2, 2012 and will continue in Q3, 2012 the Flightdeck.tv will remain under maintenance with a limited number of beta users. A development team has already started on the final leg of the go to market build of this product and it is our goal to have it available for public consumption during Q3. During Q2, the CAAPI (Content and Advertising API) has been upgraded to provide contents like videos and advertisements based on Gender and age. An improved Video Chat service has as well been launched within the Flightdeck.tv

During Q2, 2012, additional services for  ViDirectory.com, such as Promo Coupon Tool.

has been introduced to the market. The Flightdeck.tv has, based on the product plan, launched a number of new services and we will see monthly updates of the Flightdeck.tv which will be announced in press releases.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012 (Q2 2012)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2011 (Q2 2011)

Revenues

For the three months ended June 30, 2012 we generated revenue of $2,170 compared to $1,102 for the three months ended June 30, 2011.  The increase of $1,068 is due to the product launch of Vidirectory.com.

Operating Expense

Operating expenses for the three months ended June 30, 2012 were $177,723 compared to $192,336 for the three months ended June 30, 2011.  This net decrease of $14,613 was due to less consulting costs during the three months ended June 30, 2012 versus the same period in the prior year.

Net Loss

The net loss for the three months ended June 30, 2012 was $176,324 compared to a net loss of $191,579 for the three months ended June 30, 2011.  The $15,255 decrease in net loss is directly attributable to the decrease in operating expenses described above.  As of June 30, 2012, we have an accumulated deficit of $1,355,474.

Net Loss Applicable to Common Stock

Net income applicable to common stock was $0.00 for the three months ended June 30, 2012 and $0.00 for the three months ended June 30, 2011.

RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012 (Q2 2012)
COMPARED TO SIX MONTHS ENDED JUNE 30, 2011 (Q2 2011)

Revenues

For the six months ended June 30, 2012, we generated revenue of $12,435 compared to $32,252 for the six months ended June 30, 2011.  The decrease of $19,817 was due to nonrecurring development work performed for a customer during the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $348,805 compared to $220,348 for the six months ended June 30, 2011.  The increase of $128,457 is primarily due to an increase in consulting costs of $32,000 and an increase in payroll costs post merger of $93,000 during the six months ended June 30, 2012 versus the same period in the prior year.

Net Loss

The net loss for the six months ended June 30, 2012 was $337,527 compared to a net loss of $188,748 for the six months ended June 30, 2011.  The $151,221 increase in net loss is directly attributable to the increase in operating expenses described above and an increase in depreciation and amortization of $25,402 as we capitalized $161,424 of software development costs in the fourth quarter of 2011 and the first quarter of 2012.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.00 for the six months ended June 30, 2012 and $0.00 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had cash on hand of $13,604 and total assets of $141,984; consisting of cash of $13,604, net fixed assets of $826 and capitalized software of $127,554.  At June 30, 2012, we had total current liabilities of $1,602,180; consisting of $223,773 of accounts payable, and related party advances of $1,374,135.  At June 30, 2012, we had a working capital deficit of $1,588,576.

During the six months ended June 30, 2012, cash used in operating activities was ($323,663) compared to ($152,850) during the six months ended June 30, 2011.  The increase is primarily due to the increase in net loss of $148,779 for the six months ended June 30, 2012 versus the same period in the prior year.

During the six months ended June 30, 2012, investment in capitalized software was $37,980 compared to $0 during the six months ended June 30, 2011.  During the six months ended June 30, 2012, we increased our advances from related parties by $361,909 in financing activities.  During the six months ended June 30, 2011, we increased our related party advances by $193,708 in financing activities.

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2012 and unable to raise a significant amount of capital, other than receiving $361,909 in advances from our majority shareholder.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.  During the six months ended June 30, 2012, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Risks and Uncertainties

We operate in an emerging industry that is subject to market acceptance and technological change.  Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Software Costs

The costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”.  Capitalized software costs are reflected as property and equipment on the balance sheet and are to be amortized when we begin recording revenue the deemed date that the software is placed in service.

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the six months ended June 30, 2012 and for the period from inception (October 21, 2010) to June 30, 2012 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 2.    Unregistered Sales Of Equity Securities

None.

However, it should be noted the Sungame Corp. and Freevi Corp. have successfully engaged in a business combination, with Sungame being the surviving entity, and there was a 177,000,000 share exchange where Freevi shares were exchanged for Sungame shares, pursuant to the terms and conditions of the combination. (See 8K dated 15 April 2011)
See Item 5 for further disclosures of unregistered transactions in equity securities.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and Reserved

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

Date:    August 13, 2012