Form 10-Q
period 2012-09-30
SunGame Corp
filed 2012-11-14
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(MARK ONE)

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  30, September, 2012

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

As of September 30, 2012 the market value was approximately $1.776 billion based upon a close of $10.00 on September 30, 2012.  The Company would like to give fair disclosure in that the market capitalization may be overvalued due to certain factors, such as the Company, at this time, is thinly traded and we do not feel the market price has accurately reflected the merger. There are approximately 480,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($-0-).

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

The number of shares of common stock as of September 30, 2012 is 177,575,014 issued.

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

PART I.    FINANCIAL INFORMATION

Item 1.      Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	September 30,	December 31,
	2012	2011
	Unaudited
ASSETS:

Current Assets:
Cash	$629	$13,338
Prepaid Expenses	1,800	1,250
Security Deposits	5,000

Total Current Assets	7,429	14,588

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,421)	(1,100)
	719	1,040

Capitalized Software
Capitalized Software	180,644	123,444
Accumulated Depreciation	(47,322)	(8,468)
	133,322	114,976

TOTAL ASSETS	$141,470	$130,604

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$272,722	$236,726
Related Party Advances	1,522,109	1,012,226
Accrued Liabilities		4,319

Total Current Liabilities	1,794,831	1,253,271

Stockholders' Deficiency:

Common stock, par value, $0.001	177,575	177,575
300,000,000 authorized with:
177,575,014 issued and outstanding
Paid in Capital	(282,295)	(282,295)
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding

Accumulated deficit	(1,548,641)	(1,017,947)

Total Stockholders' Deficiency	(1,653,361)	(1,122,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$141,470	$130,604

The accompanying notes are an intregal part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

					October 21, 2010
	Three months ended		Nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Revenue:	$3,260	$602	$15,695	$32,854	$20,264

Total Revenue	3,260	602	15,695	32,854	20,264

Costs and Expenses:
Depreciation	13,559	107	39,174	321	47,964
General & Administrative	170,807	227,739	505,203	447,873	1,518,136

Total Expenses	184,366	227,846	544,377	448,194	1,566,100

Loss From Operations	(181,106)	(227,244)	(528,682)	(415,340)	(1545,836)

Other Income and (Expenses)
Interest income					10
Interest expense	(853)	(289)	(2,010)	(941)	(2,815)
	(853)	(289)	(2,010)	(941)	(2,805)

Net Loss	$(181,959)	$(227,533)	$(530,692)	$(416,281)	$(1,548,641)

Per Share Information
Loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number
of shares outstanding	177,575,014	81,932,192	177,575,014	81,932,192

The accompanying notes are an intregal part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Nine months ended		through
	September 30,		September 30,
	2012	2011	2012
	Unaudited	Unaudited	Unaudited

Cash Flows from Operating Activities
Net Loss	$(530,692)	$(416,281)	$(1,548,641)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities
Depreciation	39,174	321	47,964
Stocks issued for licensing agreement			165,000
Compensatory stock issuances			12,325
Decrease in accounts receivable		17,600
(Increase)decrease in prepaid expenses	(550)	4,285	(1,800)
Increase in security deposits	(5,000)		(5,000)
Increase (decrease)in accounts payable	35,995	21,677	152,004
Increase (decrease) in accrued liabilities	(4,319)	(2,862)	(316)
Net Cash Used by Operating Activities	(465,392)	(375,260)	(1,178,464)

Cash Flows from Investing Activities
Investment in capitalized software	(57,200)		(180,644)
Net Cash Used for Investing Activities	(57,200)	-	(180,644)

Cash Flows from Financing Activities
Related party advances	509,883	388,078	1,359,737
Net cash provided by financing
activities	509,883	388,078	1,359,737

Net Increase (decrease) in Cash	(12,709)	12,818	629

Cash at the Beginning of the Period	13,338	60

Cash at the End of the Period	$629	$12,818	$629

Scheduling of Non-Cash Investing and Financing Activities

In 2011 the Company issued 177,000,000 shares of common stock pursuant to a reverse merger for net liabilities of $282,045.

Supplemental Disclosure

Cash paid for interest			$805
Stock issued for merger and consulting services		177,325	177,325
Net liabilities assumed in the merger (paid in capital)		286,340	286,340

The accompanying notes are an intregal part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st .

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codified No. 915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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
.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

At September 30, 2012 and 2011, the Company had net operating loss carry-forwards of approximately $1,553,000 and $190,000, which begin to expire in 2026.  At September 30, 2012 and 2011 the Company had deferred tax assets of approximately $544,000 and $67,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

3.        Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $530,692 and $446,281 for the nine months ended September 30, 2012, and 2011 respectively, and an accumulated deficit of $1,548,641 as of September 30, 2012. As of December 31, 2011 the accumulated deficit was $1,017,947. At September 30, 2012, the Company’s total current liabilities exceed total current assets by $1,787,402.  At December 31, 2011 this amount was $1,238,683.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

4.        Property and Equipment

Capitalized software costs were $57,200 and $0 for the nine months ended September 30, 2012 and 2011 for two products that have proven technologically feasible.  Depreciation expense amounted to $39,174 and $321 for the nine months ended September 30, 2012 and 2011, respectively.

5.       Advance Payable, Related Party

At September 30, 2012 and December 31, 2011, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at September 30, 2012 and December 31, 2011 was $227,013 and $182,513 owed to Adversor.

During the nine months ended September 30, 2012 and 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At September 30, 2012 and December 31, 2011, the Company owed Chandran $1,359,737 and $849,854.  These funds are non-interest bearing and due on demand.

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

Background

Sungame Corporation is a Delaware corporation established on November 14, 2006. The Company merged with Freevi Corporation on April 15, 2011.

Prior to the merger Sungame were in the process of establishing 3D virtual world communities.

Our services

Since the merger we are offering three services:

1.   www.Flightdeck.tv –A forum for social interaction in the genre of Facebook, Myspace, and Google Circles, but with the unique aspect of a) being neutral so that the forum is able to show content and comments from all major social networks which makes it possible for the users to “get all information and share all information” from one place and b) the focus on Video content makes the forum more attractive for users to be on and stay online a longer period of time also.

2.   www.Vidirectory.com – A corporate online video directory with 20+ million company listings, offering Social Media Marketing solutions to small and medium sized companies in the United States. We offer online professionally produced commercials to assist online searchers for goods or services  to assist in deciding what to purchase in their specific locality. In addition we provide our clients with Social Media Marketing campaigns on all major platforms (Facebook, Twitter, Pinterest, Tumblr), as well as Video Search Engine Optimization to ensure that our clients, and their content, are more visible online.

3.   Sungame Casual Game Development – Proprietary Casual Game development is in partnership with Game Aggregators.  Since 2010, we have been developing our proprietary casual game engine with the following unique features: a) allowing ourselves as well as the players to upload game assets and create their own missions, b) making it simple to change the theme and artwork to create new games for new audiences c) becoming fully compliant to Facebook game API so that it will run properly on Facebook’s social network. We are in the final phase of the first game which will be launched in the future in partnership with the game aggregator Wicked Interactive who has over 7 million active players mainly in North America.

Our Revenue streams

The following revenue streams are defined for each service group:

www.Flightdeck.tv

1.	Advertisement revenues

2.	Sales of Virtual goods, for example music, books, applications

3.	Casual Games revenues for example buying game improving assets such as ammunition, weapons, energy.

4.	Revenues from physical goods, any product where we partner up with a distributor of products we decide to sell.

www.Vidirectory.com

1.	Subscription fees for Social Media services for clients advertising on the site.

2.	Setup fees. For all our services in addition to the above subscription fees, we charge a setup fee.

3.	Video Production fees

Sungame Casual Game Development

1.     Shared revenues from Proprietary Casual Game development in partnership with Game Aggregators. Game aggregators are internet portals that normally have exclusive rights to market a number of games within one or many countries. The Game Aggregator has a large number of registered and active players and they are attractive for Game Developers based on the fact that they can speed up the time from launch of a new game to high usage and revenue generation.

As shown in the image above, Sungame’s Business Units are closely related to each other.

The image above shows how both our Social Advertising platform (Vidirectory) and Social Media Game Development platform (Sungame) are feeding our Social Media Platform (Flightdeck) with content.

Our marketing, sales and target customers

For www.Flightdeck.tv, the service is in Open Beta version and we are, during Q3 and Q4, 2012,  running our initial Social Media Marketing campaigns. In the beginning of 2013, we expect to begin marketing to our target demographics.

For www.Vidirectory.com, sales were started during Q2, 2012 and this service is expected to become revenue positive at the end of 2012.  We have the first team of sales representatives generating sales for the services for this business unit.

For Sungame Casual Game Development, the development of the first game (“SPION”) is in its final stage and we believe to be able to launch this game before the end of year 2012.

Based on our market studies, we have identified four general types of users that we will be our focus on during 2012-2016:

1.	Social Media e-commerce consumers

2.	Smartphone and Tablet users

3.	Online Video consumers

4.	The North American market

More specifically, for our market campaigns, we will prioritize the following target customers during 2012-2013:

1.	The 10 largest cities in USA

2.	The age group 18 – 30 years of age

3.	Users of at least one social network (e.g. Facebook)

4.	Users that are online in average not less than 1 hour/day

5.	Users that spend in average not less than $20/month online

All our marketing activities will be focusing on consumers meeting one or more of the above definitions.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012 (Q3 2012)
COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2011 (Q3 2011)

Revenues

For the three months ended September 30, 2012 we generated revenue of $3,260 compared to $602 for the three months ended September 30, 2011.  The increase of $2,658 is due to the product launch of Vidirectory.com.

Operating Expense

Operating expenses for the three months ended September 30, 2012 were $184,366 compared to $227,846 for the three months ended September 30, 2011.  This net decrease of $43,480 was due to less web development costs during the three months ended September 30, 2012 versus the same period in the prior year.

Net Loss

The net loss for the three months ended September 30, 2012 was $181,959 compared to a net loss of $227,533 for the three months ended September 30, 2011.  The $45,574 decrease in net loss is directly attributable to the decrease in operating expenses described above.  As of September 30, 2012, we have an accumulated deficit of $1,548,641.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.01 for the three months ended September 30, 2012 and $0.01 for the three months ended September 30, 2011.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012 (Q3 2012)
COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2011 (Q3 2011)

Revenues

For the nine months ended September 30, 2012, we generated revenue of $15,695 compared to $32,854 for the nine months ended September 30, 2011.  The decrease of $17,159 was due to nonrecurring development work performed for a customer during the nine months ended September 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $544,377 compared to $448,194 for the nine months ended September 30, 2011.  The increase of $96,183 is primarily due to an increase in payroll costs post merger of $81,500 during the nine months ended September 30, 2012 versus the same period in the prior year.

Net Loss

The net loss for the nine months ended September 30, 2012 was $330,692 compared to a net loss of $486,281 for the nine months ended September 30, 2011.  The $114,411 increase in net loss is directly attributable to the increase in operating expenses described above and an increase in depreciation and amortization of $38,853 as we capitalized $180,644 of software development costs in the fourth quarter of 2011 and the first and third quarter of 2012 offset by a decrease in web development costs of $69,836.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.01 for the nine months ended September 30, 2012 and $0.01 for the nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had cash on hand of $629 and total assets of $141,170; consisting of cash of $629, net fixed assets of $719 and capitalized software of $133,322.  At September 30, 2012, we had total current liabilities of $1,794,831; consisting of $272,722 of accounts payable, and related party advances of $1,522,109.  At September 30, 2012, we had a working capital deficit of $1,787,402.

During the nine months ended September 30, 2012, cash used in operating activities was ($465,392) compared to ($375,260) during the nine months ended September 30, 2011.  The increase is primarily due to the increase in net loss of $114,411 for the nine months ended September 30, 2012 versus the same period in the prior year.

During the nine months ended September 30, 2012, investment in capitalized software was $180,644 compared to $0 during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we increased our advances from related parties by $509,883 in financing activities.  During the nine months ended September 30, 2011, we increased our related party advances by $388,078 in financing activities.

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2012 and unable to raise a significant amount of capital, other than receiving $509,833 in advances from our majority shareholder.

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

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2012.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2012 to incur expenses related to software development.  The further delay of the rollout of our roducts will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

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

Other than the insignificant revenue realized, we do not expect to begin to realize revenue from our Facebook games until the third quarter of 2012.  So far though, we cannot provide assurance that the market will ever accept our games.  Any failure by us to sell our games within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter the Facebook games market.  A lack of market acceptance of our Facebook games, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.  During the nine months ended September 30, 2012, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the nine months ended September 30, 2012 and for the period from inception (October 21, 2010) to September 30, 2012 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2012.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

Date:     November 13, 2012