Form 10-K
period 2012-12-31
SunGame Corp
filed 2013-03-29
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________

(MARK ONE)

☒           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

As of December 31, 2012 the market value was approximately $1.6 billion based upon a close of $9.00 on 31 December 2012.  The Company would like to give fair disclosure in that the market capitalization may be overvalued due to certain factors, such as the Company, at this time, is thinly traded and we do not feel the market price has accurately reflected the merger. There are approximately 480,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($9.00).
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant's common stock as of December 31, 2012 is 177,575,014.

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

Item 1.  Business.

History

Sungame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as Sungame International, Inc.  On November 17, 2006, we changed our name to Sungame Corporation.  The Company merged with Freevi Corporation on April 15, 2011.

Overview

Background and History

We are an early development stage company.  Prior to the merger with Freevi Corporation, Sungame was in the process of establishing a 3D virtual world communities. Sungame (also known as the “Company”), trading under the symbol “SGMZ”, is the Company behind the Flightdeck.tv content management and discovery platform. Sungame also uses the brand “Freevi” from time to time as a d.b.a., as it acquired Freevi Corp. and the brand has retained its value sufficient to keep using the brand Freevi. Sungame’s mission is simple: to enrich people’s lives by becoming a leading social networking, content creation, content discovery and distribution platform. Integral to the site’s functionality is a central aggregation engine that excels at serving targeted, focused and high quality content and social media interactions based on the user’s specific interests and past usage history. Other tools available on the website are designed to simplify content creation and distribution for content producers, while providing these artists an engaged audience interested in consuming this content. Sungame is also the Company behind Vidirectory, a video based business directory that simplifies online marketing for small businesses.

Sungame builds products that support its mission by creating utility for users, developers and advertisers:

FLIGHTDECK

The Flightdeck platform is designed to be a web-based homepage that is able to pull social media, news and content feeds from all over the web into one easy to manage central location.  This aggregation of feeds will allow Flightdeck members to integrate all their most important online activities into one completely customizable homepage. The platform’s chat functionality is designed to allow users to interact with their user’s Twitter and Facebook friends, as they use the platform. Flightdeck will allow users to post content and links to all their social media accounts through a central location inside the website. The platform will enhance user’s content consumption experience by layering in unique chat and sharing features, while they watch movies, listen to music or play games.

Flightdeck is designed to be the ultimate content discovery, distribution and consumption platform. The platform’s main differentiation compared to competing platforms is likely to include the platform’s multi-medium focus on audio, video, text and social content. The Flightdeck recommendation engine learns from tens of millions of small user interactions which improves the platform’s ability to serve content that is relevant to the interest and taste of the user. Flightdeck’s mission therefore is to become the user’s central online homepage that they can use to access all their social media and content needs.

Figure 1: Flightdeck landing page

VIDIRECTORY

Sungame will also offer Vidirectory a business directory service designed to help businesses attract customers to their online and physical by providing increased online visibility under the Company’s Vdirectory service offering, Sungame provides both free and paid products to local businesses. Vdirectory will allow businesses to create a free online business account and claim an individual page for each of their businesses locations. With their complimentary business accounts, businesses can view business trends1, message customers2, update information3 and update their product prices and inventory. Premium versions of this directory listing service allows local businesses to promote themselves as a sponsored search result on the shopping platform when users are searching for related product keywords or are visiting related business pages.

Figure 2: Vidirectory landing page

_____________________
1 e.g., statistics and charts reflecting the performance of a business’s page on the platform.
2 e.g., by replying to customer inquiries either publicly or privately.
3 e.g., address, hours of operation

Platform Features

CENTRAL SOCIAL MEDIA HUB FUNCTIONALITY

Flightdeck’s social media aggregation bundles multiple social media accounts into one single channel for each user so everything from Instagram photos, Facebook status updates, tweets and Soundcloud tracks can be found in one easy to access place. The platform’s differentiation will lie in its unique user experience, which will allow users to chat, share and consume content at the same time.

THE FD POST

The platform allows users to simultaneously broadcast updates to multiple social media websites without ever having to leave the platform. The feature will allow users to significantly streamline their sharing, communication and networking activity across social media platforms. This will allow user and content producers to post content to their Facebook, Twitter, LinkedIn and other social media accounts with a single click of the button.

Figure 3: Social network feeds

USER PROFILING AND CONTENT DISCOVERY

The Flightdeck system has been built to offer users seamless content discovery through automatic interest and past usage analysis and profiling.  The Flightdeck user profiling system allows the end-user experience to transition from having to search for the content they are looking for to a more organic and natural “curated content” strategy, where the user is exposed to relevant content and social media interactions automatically.

VILLAGES

Flightdeck will feature a community discussion board or a villages feature designed to discuss, collaborate and fund creative projects together. All users are able to apply to become members of different villages or creative projects, where they can contribute by either funding or volunteering for projects. This will allow users and content producers to connect and make creative projects happen.

SHARED ECONOMY

The Company will actively incentivize user engagement, usage and referrals through the use of its virtual currency system. Users will be able to either redeem these points for cash, through licensed debt cards, or use it to purchase the different content as well as fund other user’s creative projects. This virtual system will also provide independent artists a way to monetize the content they produce.

Figure 4: Shared Economy Wallet

Business Model

Flightdeck will generate revenue by monetizing both individual users and businesses. In regard to individuals, revenue will be generated through banner and video advertising, as well as the profit share deriving from our apps store.  In regard to businesses, Sungame offers the possibility of inclusion in its database and platforms with both Free and Premium offerings.

Figure 5: Sungame’s business model

 Sungame will also offer businesses several versions of a premium Vdirectory service offering complete with varying features at a variety of different price points. Fees for businesses looking to create a customized video listing for their business will be required to choose between silver, gold and platinum packages.

Figure 6: Vidirectory Business Membership Offering

Value Proposition

Flightdeck’s primary value proposition is its successful functional integration of video streaming, social media, shopping and apps into one easy to use platform.

Access to high quality and original content will increase the long term customer value and increase unique visits, and engagement of the platform's users. The platform’s recommendation engine is expected to significantly streamline the content discovery process and increase consumption of high quality targeted content.

The platforms will also generate significant user interest by monetizing and rewarding users based on their engagement and usage of the website. This will provide users a strong economic incentive to use the website over other competing platforms.  Developed with a content creator centric approach, Flightdeck will provide content producers a revenue sharing deal that is significantly better than agreements other larger content sites offer their content creators.

Access to a large number of engaged users will allow the platform to connect these users with small businesses through its Vidirectory service. The service will allow these businesses a proven video-based online marketing strategy at an affordable price.

Future developments

Although a growing number of users is without question the most relevant Company goal in 2013, Sungame’s team and its endless desire to grow and expand has already set up a few more objectives for the near term.

The first would be to make Sungame’s service available on mobile and tablet devices. The incredible growth in these segments of the market speaks for itself and Sungame wants to take advantage of a large potential adoption in that market.

In addition, the team is investigating the feasibility of releasing an innovative Sungame -branded tablet, The team has been working on licensing the business line of the device and recently could appreciate the output of the hard work with a prototype device that exceeded any expectation. The tablet has not officially been presented, but it is thinner than any other 7” tablet on the market and allows for 3D vision without the use of any kind of glasses.

Upon further understanding of the economics of these new products and services, as well of its distribution strategy, the Sungame team will promptly take action to present and exploit these new opportunities.

Number Of Persons Employed

As of December 31, 2012, we have 5 full-time employees.  Mr. Robert works up to 40 hours per week and other Directors work on an as needed basis up to 40 hours per week.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 1B.  Unresolved Staff Comments.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 2. Properties.

We do not own any property, real or otherwise.  Our operations are principally located at 3091 West Tompkins Avenue, Las Vegas, NV 89103.  We pay market price in rent.

Item 3.  Legal Proceedings.

The Company was involved in a litigation in Colorado.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The case was settled on December 24, 2012.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs Shareholders are to be cancelled in 2013.

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB:).

Quotations on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

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

As of December 31, 2012, we have 61 shareholders of record of our common stock pursuant to transfer agent records.

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

Overview

Sungame Corporation (“We,” “Us,” “Our”) was organized under the laws of the State of Delaware on November 14, 2006 as Sungame International, Inc. On November 17, 2006, we changed our name to Sungame Corporation.  The Company merged with Freevi Corporation on April 15, 2011.

We are an early development stage company.  Prior to the merger with Freevi Corporation, Sungame was in the process of establishing a 3D virtual world communities.

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

2.   www.Vidirectory.com – A business directory service designed to help businesses attract customers to their online and physical locality by providing increased online visibility under the Company’s Vidirectory service offering.  The Company provides both free and paid products to local businesses.  Premium versions of this directory listing service allows local businesses to promote themselves as a  sponsored search result on the shopping platform when users are searching for related product keywords or are visiting related business pages.

3.   Sungame Casual Game Development – Proprietary Casual Game development is in partnership with Game Aggregators.  Since 2010, we have been developing our proprietary casual game engine with the following unique features: a) allowing ourselves as well as the players to upload game assets and create their own missions, b) making it simple to change the theme and artwork to create new games for new audiences c) becoming fully compliant to Facebook game API so that it will run properly on Facebook’s social network.  During 2012, game development has been ongoing with prototyping tools to create missions in a simple way.  The launch date of our first game (called Spion) is not decided at this point since further development is needed.

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

Our marketing, sales and target customers

For www.Flightdeck.tv, the service is in Open Beta version and we are running our initial Social Media Marketing campaigns. In the beginning of 2013, we expect to begin marketing to our target demographics.

For www.Vidirectory.com, sales have just begun.

Based on our market studies, we have identified four general types of users that we will be our focus on during 2013-2016:

1.	Social Media e-commerce consumers

2.	Smartphone and Tablet users

3.	Online Video consumers

4.	The North American market

More specifically, for our market campaigns, we will prioritize the following target customers during 2013-2014:

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the years ended December 31, 2012 and December 31, 2011 and for the period from inception (October 21, 2010) to December 31, 2012 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

RESULTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2012
COMPARED TO THE YEAR ENDED DECEMBER 31, 2011

Revenues

For the year ended December 31, 2012 we generated revenue of $22,504 compared to $4,569 for the year ended December 31, 2011. The increase of $17,935 is due to the product launch of Vidirectory.com.

Operating Expense

Operating expenses for the year ended December 31, 2012 was $710,856 compared to $731,068 for the year ended December 31, 2011.  This net decrease of $20,212 was the result of an increase of $39,825 in software development costs and a decrease in salaries and wages of $55,452 as we added four administrative people due to the merger and had a staff reduction during the year ended December 31, 2012.

Net Loss

The net loss for the year ended December 31, 2012 was $691,181 compared to a net loss of $727,294 for the year ended December 31, 2011. The decrease in net loss of $36,113 is directly attributable to the increase in revenue and decrease in operating expenses described above.  As of December 31, 2012, we have an accumulated deficit of $1,709,128.

Net Loss Applicable to Common Stock

Net income applicable to common stock was $0.00 for the years ended December 31, 2012 and December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2012 and unable to raise a significant amount of capital, other than receiving $653,593 in advances from our majority shareholder.

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

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2013.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2013 to incur expenses related to software development.  The further delay of the rollout of our virtual world products, will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

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

So far though, we cannot provide assurance that the market will ever accept our products.  Any failure by us to sell our products within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors.  A lack of market acceptance of our products, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

Cash Flows

Cash used in operating activities increased by $23,445 for the year ended December 31, 2012, versus the year ended December 31, 2011 primarily because of our decrease in net loss of $36,113. Our cash outflows from investing activities amounted to $59,975 for capitalized software.  Our inflows from financing activities of $653,593 in the year ended December 31, 2012, consisted of $653,593 in advances from our majority shareholder.

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

Going Concern

The independent registered public accounting firm's report on our financial statements as of December 31, 2012 and 2011 includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2012, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

We presently do not use any derivative financial instruments to hedge our exposure to adverse fluctuations in interest rates, foreign exchange rates, fluctuations in commodity prices, or other market risks, nor do we invest in speculative financial instruments.

		Less than
Type of Obligation	Total	one year	1-3 years	3-5 years	Longer

Loans payable majority
shareholder	$1,503,447	$1,503,447
Loans payable minority
shareholder	$162,372	$162,372
Operating Lease Obligation:
Real Estate	13,864	13,864
Other
Total	$1,679,683	$1,679,683

Item 7A. Quantitative And Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 8.   Financial Statements And Supplementary Data

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheets of Sungame Corporation (a development  stage company) as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2012 and 2011, and the  results of its operations and its cash flows for the years then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
March 8, 2013	RONALD R. CHADWICK, P.C.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS:

Current Assets:
Cash	$2,604	$13,338
Prepaid Expenses	-	1,250
Total Current Assets	2,604	14,588

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,528)	(1,100)
	612	1,040

Capitalized Software
Capitalized Software	183,419	123,444
Accumulated Depreciation	(62,376)	(8,468)
	121,043	114,976

TOTAL ASSETS	$124,259	$130,604

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$267,079	$236,726
Related party advances	1,665,819	1,012,226
Other liabilities	5,209	4,319
Total Current Liabilities	1,938,107	1,253,271

Stockholders' Deficiency:
Preferred stock, $.001 par value;
5,000,000 shares authorized
none issued or outstanding
Common stock, $.001 par value;
300,000,000 authorized with:
177,575,014
shares issued and outstanding	177,575	177,575
Additional paid in capital	(282,295)	(282,295)
Deficit accumulated during the dev. stage	(1,709,128)	(1,017,947)

Total Stockholders' Deficiency	(1,813,848)	(1,122,667)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$124,259	$130,604

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			October 21, 2010
			(Inception of
			Dev. Stage)
	Year ended		Through
	December 31,		Dec 31 2012
	2012	2011	2012

Revenues	$22,504	$4,569	$27,073

Costs and Expenses:
Depreciation & amortization	54,336	8,789	63,125
General & administrative	656,520	722,279	1,669,452

Total Expenses	710,856	731,068	1,732,577

Loss From Operations	(688,352)	(726,499)	$(1,705,504)

Other Income and (Expenses):
Interest income	-	10	10
Interest expense	(2,829)	(805)	$(3,634)
	(2,829)	(795)	(3,624)

Net Loss	$(691,181)	$(727,294)	$(1,709,128)

Per Share Information
Loss per common share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	177,575,014	177,181,255

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

				October 21, 2010
				(Inception of
				Dev. Stage)
	Year ended			Through
	December 31,			Dec 31 2012
	2012		2011	2012

Cash Flows from Operating Activities
Net Income (Loss)	$
		(691,181)	$(727,294)	(1,709,128)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization		54,336	8,789	63,125
Stock issued for licensing agreement				165,000
Compensatory stock issuances		-	325	12,325
Prepaid expenses		1,250	(1,025)	-
Accounts payable		30,353	89,172	146,361
Other liabilities		890	2,236	4,893
Net cash (used for)
operating activities		(604,352)	(627,797)	(1,317,424)

Cash Flows from Investing Activities
Investment in capitalized
software		(59,975)	(123,444)	(183,419)
Net cash (used for)
investing activities		(59,975)	(123,444)	(183,419)

Cash Flows from Financing Activities
Related party advances		653,593	753,929	1,503,447
Net cash provided by
financing activities		653,593	753,929	1,503,447

Net Increase (Decrease) In Cash		(10,734)	2,688	2,604

Cash At The Beginning Of The Period		13,338	10,650	-

Cash At The End Of The Period		$2,604	$13,338	$2,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense		$2,829	805	3,634
Cash paid for income taxes		$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for merger and consulting services			$177,325	$177,325
Net liabilities assumed in the merger			$282,045	$282,045

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders Equity (Deficit)

	Common Stock	Common Stock Amount	Paid in	Deficit Accumulated During The Development	Stockholders Equity
	Shares (1)	$ (0.001 Par)	Capital	Stage	(Deficit)

Balances at December 31, 2009		$-	$-	$-	$-

Issuance of founders’ stock for services	12,000,000	12,000			12,000

Shares issued for licensing agreement	165,000,000	165,000			165,000

Net loss for year				(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000		$(290,653)	$(113,653)

Shares issued for reverse merger	250,000	250	(282,295)		(282,045)

Shares issued for services	325,014	325			325

Net loss for the year				(727,294)	(727,294)

Balances at December 31, 2011	177,575,014	$177,575	$(282,295)	(1,017,947)	$(1,122,667)

Net loss for the year				(691,181)	(691,181)

Balances at December 31, 2012	177,575,014	$177,575	$(282,295)	$(1,709,128)	$(1,813,848)

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.            Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of Sungame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company.

The Company, trading under the symbol “SGMZ”, is the Company behind the Flighteck.tv content management and discovery platform.  Sungame also uses the brand “Freevi” as a d.b.a., as it acquired Freevi Corp. and the brand has retained its value sufficient to keep using the brand Freevi.  Sungame’s mission is simple:  to enrich people’s lives by becoming a leading social networking, content creation, content discovery and distribution platform.  Integral to the site’s functionality is a central aggregation engine that excels at servicing targeted, focused and high quality content and social media interactions based on the user’s specific interests and past usage history.  Other tools available on the website are designed to simplify content creation and distribution for content producers, while providing these artists an engaged audience interested in consuming this content.  Sungame is also the Company behind Vidirectory, a video based business directory that simplifies online marketing for small businesses.

Sungame builds products that support its mission by creating utility for users, developers and advertisers as follows:

1.
Flight deck enables people to stay connected, access and discover new content as well as socialize with their friends and family across different social media platforms.  The platform allows its users to create, discover, share, and fund content they care about.

2.
Flightdeck allows developers to use the Flightdeck Platform to create audio, video, editorial content and applications (apps) tat they can market and distribute to the platform’s global network of users.

3.
Sungame enables advertisers to engage subsets of users based on information the users have chosen to share with the platform such as their age, location, gender or interests.  Flightdeck’s content focused strategy gives advertisers a unique combination of reach, relevance, social context, and engagement to enhance the value of their ads.

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(continued)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenue and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on management’s future expectations for the Company’s operations. The Company’s actual results could vary materially from management’s estimates and assumptions

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Included in cash of $2,604 at December 31, 2012 is $1,986 held in reserve by the Company’s sales processing agency.

Property and Equipment

Property and equipment, when acquired, will be stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

At December 31, 2012 and 2011, the Company had net operating loss carry-forwards of approximately $1,709,000 and $1,018,000, which begin to expire in 2026.  At December 31, 2012 and 2011 the Company had deferred tax assets of approximately $598,000 and $356,000 in 2012 and 2011 created by the net operating losses, which have been offset by a 100% valuation allowance.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
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

If Sungame Corporation's operating activity for the year ended 2011 is combined with Freevi Corporation’s activity for the same periods, the pro forma results are as follows:

2011

Pro forma revenue	$31,150

Pro forma net loss	$(746,409)

Pro forma loss per share	$(0.00)

Pro forma weighted average common shares outstanding	177,575,014

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $691,181 and $727,294 for the years ended December 31, 2012 and 2011, respectively, and an accumulated deficit of $1,709,128 as of December 31, 2012. As of December 31, 2011 the accumulated deficit was $1,017,947. At December 31, 2012, the Company’s total current liabilities exceed total current assets by $1,935,503.  At December 31, 2011 this amount was $1,238,693.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(continued)

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

4.           Property and Equipment

The Company has incurred software costs in the development of its virtual world in the amount of $57,283 and $97,114 in 2012 and 2011 respectively, which has been expensed.    Capitalized software costs were $183,419 for two products that have proven technologically feasible.

5.           Advance Payable, Related Party

At December 31, 2012 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at December 31, 2012 and 2011 was $238,013 and $182,513 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is now a minority shareholder.

During 2012 and 2011, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At December 31, 2012 and 2011, the Company owed Chandran $1,503,447 and $849,854.  These funds are non-interest bearing and due on demand.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011
(continued)

6.             Lease Commitment

The Company has an operating lease for building space with monthly payments of $3,466, which expires in April, 2013.  Details of the lease commitment and future payments in 2013 are as follows:

	Rental	Future					Total
	Expense	Expenses				After	Future
	2012	2013	2014	2015	2016	2017	Expenses

Building Lease
Lessor: Techspace
Lessee: Sungame Corporation
Prop Address: 1100 Glendon Ave Ste 1713
Los Angeles, CA 90024
Type: Operating
Renewal Option: None
Noncancellable
08/10/2012, 9 Months, Exp 4/30/13
$3,466/month including services	16,392	13,864					13,864

TOTAL	16,392	13,864	0	0	0	0	13,864

7.             Legal Matters

The Company was involved in a litigation in Colorado.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The case was settled on December 24, 2012.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs Shareholders are to be cancelled in 2013.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers And Corporate Governance.

The following individuals were serving as our executive officers and directors on December 31, 2012:

Name	Age	Position
Guy M. Robert	49	Chief Development Officer and Director
Neil Chandran	41	President, CEO, and CFO
Raj Ponniah	37	Secretary and Director

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

Raj Ponniah – Director.  Started his education in electronic engineering and transferred into the business division at Fullerton College. Founded his first company in 1994 servicing local attorneys and paralegals in Southern California area and grew to one of the most trusted servers in the special needs division. In 1998, Raj went on into the auto industry where he opened up the first Daewoo car dealerships in Toronto, Canada. After selling the dealership Raj spent the next decade in finance, starting from running a small savings and loan in Southern California to running and owning a call center in the subprime mortgage industry servicing loans in over 40 states in the Union. Once the industry took a turn, Raj consulted for a few start up broker companies until he found himself recreated by CHMI to open up the retail division of CHMI in the US market which eventually morphed into the vidirectory, an online geotargeted video directory system for local business and the LOFT, a retail co-working space for local production and development teams.   Mr. Ponniah started his education in Electronical Engineering from DeVry Institute and made his way over to Business Management at Fullerton College. Mr. Ponniah resigned as our Chief Operating Officer in 2012.

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

Item 11.      Executive Compensation.

Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2012 and 2011 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
							Non-Qualified
						Non-Equity	Deferred
Name & Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total

Neil Chandran	2012	$19,240	0	0	0	0	0	0	0
	2011	$23,720	0	0	0	0	0	0	0
Guy Robert	2012	120,000	0	0	0	0	0	0	0
	2011	$60,000	0	0	0	0	0	0	0
Raj Ponniah	2012	34,750	0	0	0	0	0	0	0
	2011	38,559	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned ptions (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Neil Chandran	0	0	0	0	0	0	0	0	0
Guy Robert	0	0	0	0	0	0	0	0	0
Raj Ponniah	0	0	0	0	0	0	0	0	0

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

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table and the notes thereto set forth information, as of December 31, 2012 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by: (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner(1)	Number of Shares of common stock Beneficially Owned(2)	Percentage of common stock Outstanding(3)

Chandran Media Holdings Inc.	165,000,000	92.92%
Neil Chandran, President, CEO, CFO (voting power only)	165,000,000	92.92%
Raj Ponniah, Secretary and Director	2,000,000	1.1263%
Guy M. Robert(4), Chief Development Officer and Director	95,000.01%
Michael Segal	2,513.01%
Ranulf Jose Goss	9,325.01%
Sudhir Shah	25,000.01%
Diamond Star Exports Ltd.(5)	62,500.01%
Mindzye Consulting Pte. Ltd.	2,500.01%
Jessey Njau, Director of Internet Technology	1,000,000	0.5631%
Owen Cran, Comptroller	1,000,000	0.5631%
Paul Vastakis, Manager	500,000	0.28155%
Officers and Directors as a group	169,595,000	95.51%

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
(3). Based on 177,575,014 shares of common stock outstanding as of December 31, 2012.
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

Item 14.    Principal Accounting Fees And Services.

Audit Fees

We were billed $12,992 and $9.220 for the fiscal years ended December 31, 2012 and 2011, respectively, for professional services rendered by the principal accountant for the audit of our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings.

Audit Related Fees

There were $0 in audit related fees for the fiscal years ended December 31, 2012 and 2011. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

Tax Fees

Tax fees were $750 for the fiscal years ended December 31, 2012 and 2011.

All Other Fees

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

Preapproval Policy

Our Board of Directors’ current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  Our board pre-approved all audit and non-audit services rendered by our principal accountant in 2012 and 2011.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2012 are filed as part of this report.

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

Sungame Corporation:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, and Chief Financial Officer
Date:	March 29, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Chief Development Officer and Director
Date:	March 29, 2013