Form 10-Q
period 2013-03-31
SunGame Corp
filed 2013-05-15
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(MARK ONE)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  31, March 2013

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

As of March 31, 2013 the market value was approximately $888,000,000  based upon a close of $5.00 on March 31, 2013.  The Company would like to give fair disclosure in that the market capitalization may be overvalued due to certain factors, such as the Company, at this time, is thinly traded and we do not feel the market price has accurately reflected the merger. There are approximately 480,000 shares of our common voting stock held by non-affiliates.  This valuation is based upon the bid price of our common stock as quoted on the OTCBB on that date ($-0-).

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

The number of shares of common stock as of March 31, 2013 is 177,575,014 issued.

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

PART 1 – FINANCIAL INFORMATION

Item 1.   Financial Statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS:

Current Assets:
Cash	$11,732	$2,604
Prepaid Expenses	30,000	-

Total Current Assets	41,732	2,604

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,635)	(1,528)
Total Fixed Assets	505	612

Capitalized Software
Capitalized Software	183,419	183,419
Accumulated Depreciation	(77,661)	(62,376)
Total Capitalized Software	105,758	121,043

TOTAL ASSETS	$147,995	$124,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts payable	$269,574	$267,079
Related party advances	1,833,398	1,665,819
Other liabilities	40,000	5,209
Total Current Liabilities	2,142,972	1,938,107

Stockholders' Deficiency:

Common stock, par value, $0.001	177,575	177,575
300,000,000 authorized with
177,575,000 issued and outstanding
Paid in Capital
Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding	(282,295)	(282,295)

Accumulated deficit

Total Stockholders' Deficiency	(1,890,257)	(1,709,128)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	(1,994,977)	(1,813,848)

	$147,995	$124,259

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations

			November 13,
	Three months ended		2006, (Inception)
	March 31,		to March 31,
	2013	2012	2013

Revenue:	$110	$10,265	$27,183

Total Revenue	110	10,265	27,183

Costs and Expenses:
Depreciation	15,392	12,057	78,517
General & administrative	170,002	159,025	1,839,454

Total Expenses	185,394	171,082	1,917,971

Net Loss From Operations	(180,284)	(160,817)	$(1,885,788)

Other Income and (Expenses)
Interest income	-	-	10
Interest expense	(845)	(386)	(4,479)
Other income	5,000		5,000
	4,155	(386)	531

Net Loss	$(181,129)	$(161,203)	$(1,890,257)

Per Share Information
Loss per common share	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	177,575,014	177,575,014

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Period ended		Through
	March 31,		March 31 2013
	2013	2012	2013

Cash Flows from Operating Activities	$(181,129)	$(161,203)	$(1,890,257)
Net loss

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	15,392	12,057	78,517
Stock issued for licensing agreement			165,000
Compensatory stock issuances			12,325
Prepaid expenses	(30,000)	1,250	(30,000)
Accounts payable	2,495	15,151	148,856
Accrued liabilities	(5,209)	(4,319)	(316)
Net cash used for
operating activities	(198,451)	(137,064)	(1,515,875)

Cash Flows from Investing Activities
Investment in capitalized
software	-	(37,980)	(183,419)
Net cash used for
investing activities	-	(37,980)

Cash Flows from Financing Activities
Related party advances	167,579	167,627	1,671,026
Short term notes payable	40,000		40,000
Net cash used for
financing activities	207,579	167,627	1,711,026

Net Increase (Decrease) In Cash	9,128	(7,417)	11,732

Cash At The Beginning Of The Period	2,604	13,338	-

Cash At The End Of The Period	$11,732	$5,921	$195,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$845	-	4,479
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Sungame builds products that support its mission by creating utility for users, developers and advertisers as follows:

1.    Flight deck enables people to stay connected, access and discover new content as well as socialize with their friends and family across different social medial platforms.  The platform allows its users to create, discover, share, and fund content they care about.

2.    Flightdeck allows developers to use the Flightdeck Platform to create audio, video, editorial content and applications (apps) that they can market and distribute to the platform’s global network of users.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  Included in cash of $11,732 at March 31, 2013 is $3,182 held in reserve by the Company’s sales processing agency.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

At March 31, 2013 and 2012, the Company had net operating loss carry-forwards of approximately $1,890,000 and $1,195,000, which begin to expire in 2026.  At March 31, 2013 and 2012 the Company had deferred tax assets of approximately $662,000 and $418,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

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

3.        Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the three months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $181,129 and $161,203 for the three months ended March 31, 2013, and 2012 respectively, and an accumulated deficit of $1,890,257 as of March 31, 2013. As of December 31, 2012 the accumulated deficit was $1,709,128. At March 31, 2013, the Company’s total current liabilities exceed total current assets by $2,101,240.  At December 31, 2012 this amount was $1,935,503.

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

4.        Property and Equipment

Capitalized software costs were $0 and $7,415 for the three months ended March 31, 2013 and 2012 for two products that have proven technologically feasible.  Depreciation expense amounted to $15,392 and $12,057 for the three months ended March 31, 2013 and 2012, respectively.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

5.           Note Payable

During the three months ended March 31, 2013, we borrowed $40,000 for a six month term with a 60% interest rate.  Payments will be $4000 biweekly.

6.       Advance Payable, Related Party

At March 31, 2013 and December 31, 2012, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at March 31, 2013 and December 31, 2012 was $254,513 and $238,013 owed to Adversor.

During the three months ended March 31, 2013 and 2012, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At March 31, 2013 and December 31, 2012, the Company owed Chandran $1,671,026 and $1,503,447.  These funds are non-interest bearing and due on demand.

7.       Legal Matters

The Company settled the litigation in Colorado.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The settlement was confidential.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs Shareholders are to be cancelled in 2013.

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

Background

We are an early development stage company.  Prior to the merger with Freevi Corporation, Sungame was in the process of establishing a 3D virtual world communities.  Sungame (also known as the “Company”), trading under the symbol “SGMZ”, is the Company behind the Flightdeck.tv content management and discovery platform.  Sungame also uses the brand “Freevi” from time to time as a d.b.a., as it acquired Freevi Corp. and the brand has retained its value sufficient to keep using the brand Freevi.  Sungame’s mission is simple: to enrich people’s lives by becoming a leading social networking, content creation, content discovery and distribution platform.  Integral to the site’s functionality is a central aggregation engine that excels at serving targeted, focused and high quality content and social medial interactions based on the user’s specific interests and past usage history.  Other tools available on the website are designed to simplify content creation and distribution for content producers, while providing these artists an engaged audience interested in consuming this content.  Sungame is also the Company behind Vidirectory, a video based business directory that simplifies online marketing for small businesses.

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

Flightdeck is designed to be the ultimate content discovery, distribution and consumption platform. The platform’s main differentiation compared to competing platforms is likely to include the platform’s multi-medium focus on audio, video, text and social content. The Flightdeck recommendation engine learns from tens of millions of small user interactions, which improves the platform’s ability to serve content that is relevant to the interest and taste of the user. Flightdeck’s mission therefore is to become the user’s central online homepage that they can use to access all their social media and content needs.

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

Figure 1: Vidirectory landing page

_______________
1 e.g., statistics and charts reflecting the performance of a business’s page on the platform

2 e.g., by replying to customer inquiries either publicly or privately

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

Access to high quality and original content will increase the longterm customer value and increase unique visits, and engagement of the platform's users. The platform’s recommendation engine is expected to significantly streamline the content discovery process and increase consumption of high quality targeted content.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 (Q1 2013)
COMPARED TO THREE MONTHS ENDED MARCH 31, 2012 (Q1 2012)

Revenues

For the three months ended March 31, 2013 we generated revenue of $110 compared to $10,265 for the three months ended March 31, 2012.  The decrease of $10,155 is due to the Company’s decision to discontinue its social media consulting services for Vidirectory.com.

Operating Expense

Operating expenses for the three months ended March 31, 2013 were $185,394 compared to $171,082 for the three months ended March 31, 2012.  This net increase of $14,312 was due to increased rent of $4,337, increased legal fees of $2,912, and increased consulting costs of $35,763 offset by a decrease in salaries and benefits of $32,772 during the three months ended March 31, 2013 versus the same period in the prior year.

Other Income

We received miscellaneous income of $5,000 during the three months ended March 31, 2013.

Net Loss

The net loss for the three months ended March 31, 2013 was $181,129 compared to a net loss of $161,203 for the three months ended March 31, 2012.  The $19,926 increase in net loss is directly attributable to the decrease in revenue and increase in operating expenses described above.  As of March 31, 2013, we have an accumulated deficit of $1,890,257.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.00 for the three months ended March 31, 2013 and $0.00 for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had cash on hand of $11,732 and total assets of $147,995; consisting of cash of $11,732, net fixed assets of $505 and capitalized software of $105,758.  At March 31, 2013, we had total current liabilities of $2,142,972; consisting of $269,574 of accounts payable, short-term notes payable of $40,000 and related party advances of $1,833,398.  At March 31, 2013, we had a working capital deficit of $2,184,704.

During the three months ended March 31, 2013, cash used in operating activities was ($198,451) compared to ($137,064) during the three months ended March 31, 2012.  The increase is primarily due to the increase in net loss of $19,926 and an increase in prepaid expenses of $30,000 for expenses of the second quarter 2013 which were paid in advance for the three months ended March 31, 2013 versus the same period in the prior year.

During the three months ended March 31, 2013, investment in capitalized software was $0 compared to $37,980 during the three months ended March 31, 2012.  During the three months ended March 31, 2013, we increased our advances from related parties by $167,579 in financing activities.  During the three months ended March 31, 2012, we increased our related party advances by $167,627 in financing activities.

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2013 and unable to raise a significant amount of capital, other than receiving $167,579 in advances from our majority shareholder.

The continuing effects and duration of these developments and related uncertainties on the Company’s future operations and cash flows cannot be estimated at this time but likely will be significant, and in its audit report on our consolidated financial statements, our independent registered accounting firm has expressed substantial doubt as to our ability to continue as a going concern (see Note 3 to our consolidated financial statements).

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

We cannot provide assurance that the market will ever accept our products and services.  Any failure by us to sell our products and services within our expected schedule or on terms acceptable to us will likely have a material adverse impact on our cash flow, results of operations and financial condition.  In addition, we expect to face competition from larger, more formidable competitors as we enter various markets. A lack of market acceptance, failure to obtain additional financing, or unforeseen adverse competitive, economic, or other factors may adversely impact our cash position, and thereby materially adversely affect our financial condition and business operations.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.  During the three months ended March 31, 2013, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the three months ended March 31, 2013 and for the period from inception (October 21, 2010) to March 31, 2013 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

None.

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

Date:     May 14, 2013