Form 10-Q/A
period 2013-03-31
SunGame Corp
filed 2013-05-20
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q/A
(Amendment No. 1)
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

(DOCUMENTS INCORPORATED BY REFERENCE)
None

Explanatory Note

The purpose of this Amendment No. 1 to Sungame Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on May 14, 2013, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGAME CORPORATION

By: /s/   Neil Chandran
Name:   Neil Chandran
Title:     Principal Executive Officer,
              President and Chief Executive Officer,
              Chief Financial Officer and Principal
              Accounting Officer, Director

Date:     May 17, 2013

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

101.INS ±	XBRL Instance Document
101.SCH ±	XBRL Taxonomy Extension Schema Document
101.CAL ±	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF ±	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB ±	XBRL Extension Labels Linkbase Document
101.PRE ±	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarter ended March 31, 2013, filed May 14, 2013.
±
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.