Form 10-Q
period 2013-06-30
SunGame Corp
filed 2013-08-14
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-Q
_______________________

(MARK ONE)

☒         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended:  30, June 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

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

The number of shares of common stock as of June 30, 2013 is 177,650,734 issued.

(DOCUMENTS INCORPORATED BY REFERENCE)

Sungame Corporation is a voluntary filer and we are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act, and we have not been subject to such filing requirements for the past 90 days

SUNGAME CORPORATION
FORM 10Q

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS:

Current Assets:
Cash	$38,592	$2,604
Inventory	23,161	-
Prepaid Expenses	28,677	-

Total Current Assets	90,430	2,604

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,740)	(1,528)
Total Fixed Assets	400	612

Capitalized Software
Capitalized Software	183,419	183,419
Accumulated Depreciation	(92,946)	(62,376)
Total Capitalized Software	90,473	121,043

TOTAL ASSETS	$181,303	$124,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Notes payable	$24,115	-
Accounts payable	305,450	267,079
Related party advances	1,798,771	1,665,819
Other liabilities	7,478	5,209
Total Current Liabilities	2,135,814	1,938,107

Stockholders' Deficiency:

Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding
Common stock subscriptions	268,000
Common stock, par value, $0.001	177,651	177,575
300,000,000 authorized with
177,650,734 issued and outstanding
Paid in Capital	(159,895)	(282,295)

Accumulated deficit	(2,240,267)	(1,709,128)

Total Stockholders' Deficiency	(1,954,511)	(1,813,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$181,303	$124,259

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Operation

					October 21,
	Three months ended		Six months ended		2010, (Inception)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

Revenue:	$7,000	$2,170	$7,110	$12,435	$34,183

Total Revenue	7,000	2,170	7,110	12,435	34,183

Costs and Expenses:
Cost of goods sold	3,118		3,118		3,118
Depreciation	15,392	13,559	30,784	25,616	93,909
General & administrative	345,937	164,164	515,939	323,189	2,185,391

Total Expenses	364,447	177,723	549,841	348,805	2,282,418

Net Loss From Operations	(357,447)	(175,553)	(542,731)	(336,370)	(2,248,235)

Other Income and (Expenses)
Interest income					10
Interest expense	(8,563)	(771)	(9,408)	(1,157)	(13,042)
Other income	16,000		21,000		21,000
	7,437	(771)	11,592	(1,157)	7,968

Net Loss	$(350,010)	$(176,324)	$(531,139)	$(337,527)	$(2,240,267)

Per Share Information
Loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number
of shares outstanding	177,592,548	177,575,014	177,587,794	177,575,014

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Six months ended		Through
	June 30,		June 30 2013
	2013	2012	2013

Cash Flows from Operating Activities	$(531,139)	$(337,527)	$(2,240,267)
Net Loss

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	30,784	25,616	93,909
Compensatory stock issuances	90,500		102,825
Stock issued for licensing agreement			165,000
Inventory	(23,161)		(23,161)
Prepaid expenses	(28,677)	1,250	(28,677)
Accounts payable	38,371	(12,953)	184,732
Accrued liabilities	(2,269)	(49)	7,162
Net cash (used for)
operating activities	(421,053)	(323,663)	(1,738,477)

Cash Flows from Investing Activities
Investment in capitalized
software	-	(37,980)	(183,419)
Net cash (used for)
investing activities	-	(37,980)	(183,419)

Cash Flows from Financing Activities
Common stock issued	31,974		31,974
Common stock subscriptions	268,000		268,000
Related party advances	282,952	361,909	1,786,399
Payments on related party advances	(150,000)		(150,000)
Notes payable borrowing	40,000		40,000
Payments on notes payable	(15,885)		(15,885)
Net cash provided by
financing activities	457,041	361,909	1,960,488

Net Increase In Cash	35,988	266	38,592

Cash At The Beginning Of The Period	2,604	13,338

Cash At The End Of The Period	$38,592	$13,604	$38,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest expense	$9,408	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.           Business and Summary of Significant Accounting Policies

Business

The accompanying financial statements include the accounts of Sungame Corporation (“the Company”), a Delaware corporation.  The Company is an early development stage company.

The Company, trading under the symbol “SGMZ”, is the Company behind the Flighteck.tv content management and discovery platform.  Sungame also uses the brand “Freevi” as a d.b.a., as it acquired Freevi Corp. and the brand has retained its value sufficient to keep using the brand Freevi.  Sungame’s mission is simple:  to enrich people’s lives by becoming a leading social networking, content creation, content discovery and distribution platform.  Integral to the site’s functionality is a central aggregation engine that excels at servicing targeted, focused and high quality content and social media interactions based on the user’s specific interests and past usage history.  Other tools available on the website are designed to simplify content creation and distribution for content producers, while providing these artists an engaged audience interested in consuming this content.  Sungame is also the Company behind Vidirectory, a video based business directory that simplifies online marketing for small businesses.  The Company is making efforts to offer an innovative 3D line of tablets.  This new tablet line, due to the proprietary and patented glass viewing screen assembly, has the ability to display HD quality glasses-free 3D pictures and videos, as well as maintaining the ability to act as standard 2D tablets to take full advantage of the existing content currently available.

Sungame shapes products that support its mission by creating utility for users, developers and advertisers as follows:

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.  Included in cash of $38,592 at June 30, 2013 is $3,182 held in reserve by the Company’s sales processing agency.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

At June 30, 2013 and 2012, the Company had net operating loss carry-forwards of approximately $2,240,000 and $1,371,000, which begin to expire in 2026.  At June 30, 2013 and 2012 the Company had deferred tax assets of approximately $784,000 and $480,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

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

3.        Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the six months ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $526,139 and $337,527 for the six months ended June 30, 2013, and 2012 respectively, and an accumulated deficit of $2,240,267 as of June 30, 2013. As of December 31, 2012 the accumulated deficit was $1,709,128. At June 30, 2013, the Company’s total current liabilities exceed total current assets by $2,045,384.  At December 31, 2012 this amount was $1,935,503.

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

4.        Property and Equipment

Capitalized software costs were $0 and $27,980 for the six months ended June 30, 2013 and 2012 for two products that have proven technologically feasible.  Depreciation expense amounted to $30,784 and $25,616 for the six months ended June 30, 2013 and 2012, respectively.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

5.      Note Payable

During the six months ended June 30, 2013, we borrowed $40,000 for a six month term with a 60% interest rate.  Payments will be $4,000 biweekly.  The balance outstanding at June 30, 2013 is $24,115.

6.       Related Parties

At June 30, 2013 and December 31, 2012, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at June 30, 2013 and December 31, 2012 was $272,581 and $204,313 owed to Adversor.

During the six months ended June 30, 2013 and 2012, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds of $282,952 to the Company for operations, of which $150,000 was paid back during the six months ended June 30, 2013.  The Company and Chandran also share certain members of executive management and certain employees.  At June 30, 2013 and December 31, 2012, the Company owed Chandran $1,636,399 and $1,503,447.  We paid $150,000 against our Chandran balance with proceeds from the sale of common stock (see Note 7).  These funds are non-interest bearing and due on demand.

The Company sold 3D tablets to Chandran totaling $7,000 at a profit of $3,882 during the six months ended June 30, 2013.

7.         Equity Transactions

The company issued 11,000 shares of common stock, at $3 per share for a total capital raise of $33,000 during the six months ended June 30, 2013.  The company issued stock bonuses amounting to 75,500 shares to its Chief Executive officer and charged executive compensation $90,500 during the six months ended June 30, 2013.  In addition, the Company received $268,000 in stock subscriptions in June, 2013 which has been classified as equity in our June 30, 2013 balance sheet.

8.          Legal Matters

The Company settled the litigation in Colorado.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The settlement was confidential.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs Shareholders, which amounted to 10,780 shares, were cancelled on June 30, 2013.

9.           Commitments and Contingencies

On September 23, 2011, the Company entered into an independent contractor agreement with Guy Robert, a Board member and key development consultant.  The term of the agreement was for three years at an annual payment of $120,000 to Adversor, a company 100% owned by Guy Robert, with a European option agreement granting the following tranches of contingent stock options with an exercise price of $.001 per share:  3,000,000 on April 1, 2011, 2,667,000 on April 1, 2012, 2,667,000 on April 1, 2013, 2,667,000 on April 1, 2014, and 2,667,000 upon severance of this agreement, excluding severance of the term of this agreement.  The options will be issued and exercised upon the average daily trading volume exceeding 500,000 for the prior 90 days which has never occurred since the inception of this agreement.  Guy Robert, is also to receive performance based compensation for all deals, projects, and assets that he initiates.  The performance compensation shall be 2.5% of the net realizable value brought into the Company, which has been zero thus far.

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

SHARED ECONOMY

The Company will actively incentivize user engagement, usage and referrals through the use of its virtual currency system. Users will be able to either redeem these points for cash, through licensed debit cards, or use it to purchase the different content as well as fund other user’s creative projects. A comparable service to PayPal, this virtual system will also provide independent artists a way to monetize the content they produce.  The proprietary reward system is called Shared Economy.

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

Industry and Market Analysis

Sungame is positioning itself to take advantage of the incredible growth in the mobile and tablet devices market.

About 78% of the U.S. population or 243 million individuals in the U.S. are considered Internet users.1  These individuals access the Internet from a multitude of devices, primarily a personal computer, a tablet computer or a smartphone.    According to eMarketer, there were 164 million personal computers in the United States in that same time period.  PCs have long been a mainstay, but the highest percentage growth in the market is in the realm of tablet computers.

Market research firm eMarketer recently published its tablet forecast for the next three years and it determined that tablet growth will slow over the coming years, as will iPad sales. The firm estimates that by the end of 2012 there were 52.4 million tablet owners in the U.S. That number will grow another 44.2% to 75.6 million by the end of 2013. Growth will then drop to 18.3% in 2014 according to eMarketer. Apple’s market share in the U.S. was estimated at 83% in 2011, dropping to 76.4% in 2012, and then further declining to 68% in 2014.

These tablet owners on the whole tend to be higher income earners, with 47% of those in households earning $75,000 or more owning tablets, 41% have earned a college degree or higher and there is even ethnic distribution amongst white, black and Hispanic owners.  The highest percentage age group is the 30-49 at 31%2.

Additionally the 93 million smartphone users at the beginning of 2012 are expected to grow to 157 million in the US by 2014.  This does not take into account the high degree of overlap in device usage, with 18.6% of mobile owners having tablets, as well in the United States.3

_________________
1 Source: Google Public Data
2 eMarketer
3 www.comscore.com/.../comScore_ESSEC_Presentation.pdf

USAGE OF TV, COMPUTER AND TABLET FOR VIDEO CONSUMPTION4

●
While live TV is still the most popular way to view programs, consumers use a variety of platforms to have greater control over what they view and when. Viewing live programming on TV is reported by 80% of respondents overall. DVDs/Blu-ray discs are also widely used, by 75% of respondents, as are DVRs (51%).

●
About half watch internet video and premium cable channels. PPV/VOD programming is watched by four in 10. Stand-alone set-top boxes (e.g., AppleTV, Roku) still have limited penetration (13%), although more than half of those who use this platform use it at least once a week.

●
Men aged 18-34, from higher-income households and families are all more likely to use a greater range of methods of viewing TV or movies using a TV. These consumer groups show greater openness to new technologies and place higher value on the convenience and flexibility they allow.

●
For viewing video on PCs, short video remains the most popular content (69%), followed by TV shows (53%) and full-length movies (45%). The TV screen and the PC screen appear to continue to be used distinctly when it comes to video, in spite of the overlap in content available on both. Younger respondents, men, and those with children are all more likely to watch a greater amount and range of video content on their PCs.

●
For video viewing on phones or tablets, short videos are, not surprisingly, the most popular content (29%), followed by full-length TV shows (20%) and movies (19%). The third screen likely continues to be a location for “snack-size” content, due to the small size of even the largest cell phones. However, as 7- and 9-inch tablets gain penetration, use of handhelds for longer-form entertainment may increase.

●
Some 32% of internet respondents have a Netflix or Blockbuster subscription and 8% by end of 2012. Subscription is highest among respondents younger than 45, those who have a household income of at least $50K, and those with three or more household members. The best prospects for growth in video subscriptions lie with the youngest (18-24), the least affluent (household income less than $25K), and with those in larger households (4+ people).

●
Viewing video on phones/tablets peaks among those aged 25-34, reflecting higher smartphone penetration among this demographic. It also rises above average at the $50K income level, among men and among those in households with kids.

The Company is offering an innovative and exclusive Sungame-branded Glasses Free 3D line of tablets.  This new tablet line, due to the proprietary and patented glass viewing screen assembly, have the ability to display HD quality glasses-free 3D pictures and videos, as well as maintaining the ability to act as standard 2D tablets to take full advantages of the existing content currently available.

The revolutionary 3D tablets come in three different size options:  The “Navigator”, a refined 7” device that is thinner than any other 7” tablet on the market and allows for 3D vision without the use of any kind of glasses, the 5.5” “Communicator” Model and the 10” “Commander”.  This innovative line of devices represents an outstanding opportunity for Sungame to increase brand exposure, feature proprietary content on more devices, carry out effective marketing strategies and create other profitable revenue streams.

Making Sungame’s 3D services available on these tablets may position Sungame as the premier provider for 3D content in the realm of mobile media, spurring the innovation and development of a Sungame run 3D marketplace where developers can market and sell their 3D applications and video media.  The Company is positioning itself to take full advantage of this large potential adoption of 3D in the digital market.

___________________________
4 Mintel, US Online Entertainment Report 2012

RESULTS OF OPERATIONS
SIX MONTHS ENDED June 30, 2013 (Q2 2013)
COMPARED TO SIX MONTHS ENDED JUNE 30, 2012 (Q2 2012)

Revenues

For the six months ended June 30, 2013 we generated revenue of $7,110 compared to $12,435 for the six months ended June 30, 2012.  The decrease of $5,325 is due to the Company’s decision to discontinue its social media consulting services for Vidirectory.com, offset by our first sale of 3D tablets of $7,000.

Operating Expense

Operating expenses for the six months ended June 30, 2013 were $549,841 compared to $348,805 for the six months ended June 30, 2012.  This increase of $201,036 was due to increased rent of $6,337, increased travel and entertainment of $19,018, increased web development of $47,906, increased consulting costs of $39,873, and an increase in salaries and benefits of $62,362 which results primarily from stock bonuses to the Company’s Chief Executive Officer, during the six months ended June 30, 2013 versus the same period in the prior year.

Other Income

We received miscellaneous income of $21,000 during the six months ended June 30, 2013 which includes $5,000 for the settlement of our lawsuit and $16,000 for demonstrating our products and services at a media industry event.

Net Loss

The net loss for the six months ended June 30, 2013 was $531,139 compared to a net loss of $337,527 for the six months ended June 30, 2012.  The $193,612 increase in net loss is directly attributable to the decrease in revenue and increase in operating expenses described above.  As of June 30, 2013, we have an accumulated deficit of $2,240,267.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.00 for the six months ended June 30, 2013 and $0.00 for the six months ended June 30, 2012.

RESULTS OF OPERATIONS
THREE MONTHS ENDED June 30, 2013 (Q2 2013)
COMPARED TO THREE MONTHS ENDED JUNE 30, 2012 (Q2 2012)

Revenues

For the three months ended June 30, 2013, we generated revenue of $7,000 compared to $2,170 for the three months ended June 30, 2012.  This increase of $4,830 is due to our first sale of 3D tablets of $7,000 offset by Company’s decision to discontinue its social media consulting services for Vidirectory.com

Operating Expense

Operating expense for the three months ended June 30, 2013 were $364,447 compared to $177,723 for the three months ended June 30, 2012.  This increase of $186,724 is primarily due to increased travel and entertainment of $18,503, increased salaries and benefits of $88,103, which results primarily from stock bonuses to the Company’s Chief Executive officer, and increased web development expenses of $49,858 during the three months ended June 30, 2013 versus the same period in the prior year.

Other Income

We received miscellaneous increase of $16,000 during the three months ended June 30, 2013, for demonstrating our products and services at a media industry event.

Net Loss

The net loss for three months ended June 30, 2013 was $350,010 compared to a net loss of $176,324 for the three months ended June 30, 2012.  This increase of $173,686 in net loss directly attributable to the increase in revenue offset by the increase I operating expenses described above.

Net Loss Applicable to Common Stock

Net loss applicable to common stock was $0.00 for the three months ended June 30, 2013 and $0.00 for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had cash on hand of $38,592 and total assets of $181,303; consisting of cash of $38,592, net fixed assets of $400 and capitalized software of $90,473.  At June 30, 2013, we had total current liabilities of $2,135,814; consisting of $305,450 of accounts payable, short-term notes payable of $24,115 and related party advances of $1,798,771.  At June 30, 2013, we had a working capital deficit of $2,045,384.

During the six months ended June 30, 2013, cash used in operating activities was ($421,053) compared to ($323,663) during the six months ended June 30, 2012.  The decrease is primarily due to the increase in net loss of $193,612, offset by compensatory stock issuance of $90,500, which was a non-cash item.

During the six months ended June 30, 2013, investment in capitalized software was $0 compared to $37,980 during the six months ended June 30, 2012.  During the six months ended June 30, 2013, we increased our advances from related parties by $282,952 in financing activities, and paid $150,000 back to our related parties. We borrowed $40,000 and paid them back $15,885.  During the six months ended June 30, 2012, we increased our related party advances by $361,909 in financing activities.

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and net financing and heightened economic risks.  We have been grossly undercapitalized in 2013 and unable to raise a significant amount of capital, other than receiving $132,052 in advances from our majority shareholder and raising $299,974 through issuance of common stock and common stock subscriptions.

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

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2013.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2013 to incur expenses related to software development.  The further delay of the rollout of our products and services will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

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

We anticipate generating the vast majority of our revenues from the sale of our 3D tablets and from our advertisers.  Since we cannot control the potential adoption rate of 3D in the digital market by consumers, our growth maybe inhibited.  Advertisers can generally terminate their contracts, at any time.  Advertisers could decide to not do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner.  If we are unable to remain competitive and provide value to advertisers, they may stop placing ads with us, which would negatively harm future revenues and business.  In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns.  Any decreases in or delays in advertising spending due to general economic conditions could delay or reduce our revenues or negatively impact our ability to grow our revenues.

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

We have no material commitments for capital expenditures within the next year, however, if operations are commenced, substantial capital will be needed to pay for software development, the acquisition of 3D tablet inventory, possible acquisitions and working capital.

Need For Additional Financing

We do not have capital sufficient to meet our cash needs. We have not generated revenue and have minimal resources to conduct planned operations. We estimate that our monthly expenses to commence planned operations within the next 12 months are approximately $125,000 (approximately $1,500,000 per year). Thus, using currently available capital resources (the primary source of which is non-binding commitments and expectations from management and current shareholders), we expect to be able to conduct planned operations for a minimum period of 3 to 4 months. We raised $299,974 from the issuance and subscriptions of our common stock during the three months ended June 30, 2013 and expect additional equity raising transactions in the final six months of this calendar year.

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

Critical Accounting Policies

We have identified the policies below as critical to its business operations and the understanding of our results from operations.  The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect our reported and expected financial results.  Note that our preparation of this document requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.  During the six months ended June 30, 2013, there were no significant changes in our critical accounting policies and estimates.  You should refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the six months ended June 30, 2013 and for the period from inception (October 21, 2010) to June 30, 2013 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, that had been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we were engaged in such relationships.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of  effectiveness to future  periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 2.     Unregistered Sales Of Equity Securities

We sold $11,000 shares of our common stock at $3 per share to two investors totaling $33,000 and we sold stock subscriptions for 79,333 shares at $3 per share to two investors totaling $268,000.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Removed and Reserved

Item 5.     Other Information

Our high and low sales price for the four quarters of 2012 and the first two quarters of 2013 are as follows:

	High	Low

Q1 2012	6.80	3.75
Q2 2012	23.00	4.73
Q3 2012	10.00	1.55
Q4 2012	11.50	6.00
Q1 2013	11.25	3.87
Q2 2013	16.75	2.60

Item 6.      Exhibits

EXHIBIT
NUMBER	DESCRIPTION

10.1	Plan of Merger Agreement

10.2	Guy Robert's Employment Agreement

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

(b)           Reports on Form 8-K during Quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGAME CORPORATION

By: /s/   Neil Chandran
Name:   Neil Chandran
Title:     Principal Executive Officer,
              President and Chief Executive Officer

By: /s/    Neil Chandran__________________________
Name:    Neil Chandran
Title:      Chief Financial Officer and
               Principal Accounting Officer, Director

Date:     August 14, 2013