Form 10-K/A
period 2012-12-31
SunGame Corp
filed 2013-09-20
CIK 1462506

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

Large accelerated filer ☐	Accelerated filer o
Non-accelerated filer o	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  o  No  ☒

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
APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes o  No o

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

__________________
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
[Missing Graphic Reference]

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

Figure 3: Social network feeds

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

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Year ended		Through
	December 31,		Dec 31 2012
	2012	2011	2012

Cash Flows from Operating Activities	$(691,181)	$(727,294)	$(1,709,128)
Net Income (Loss)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	54,336	8,789	63,125
Stock issued for licensing agreement			165,000
Compensatory stock issuances	-	325	12,325
Prepaid expenses	1,250	(1,025)	-
Accounts payable	30,353	89,172	146,361
Other liabilities	890	2,236	5,209
Net cash (used for)			(316)
operating activities	(604,352)	(627,797)	(1,317,424)

Cash Flows from Investing Activities
Investment in capitalized
software	(59,975)	(123,444)	(183,419)
Net cash (used for)
investing activities	(59,975)	(123,444)	(183,419)

Cash Flows from Financing Activities
Related party advances	653,593	753,929	1,503,447
Net cash provided by
financing activities	653,593	753,929	1,503,447

Net Increase (Decrease) In Cash	(10,734)	2,688	2,604

Cash At The Beginning Of The Period	13,338	10,650	-

Cash At The End Of The Period	$2,604	$13,338	$2,604

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$2,829	805	3,634
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for merger and consulting services		$177,325	$177,325
Net liabilities assumed in the merger		$282,045	$282,045

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders Equity (Deficit)

				Deficit
		Common		Accumulated
	Common	Stock		During The	Stockholders
	Stock	Amount	Paid in	Development	Equity
	Shares (1)	$ (0.001 Par)	Capital	Stage	(Deficit)

Balances at December 31, 2009		$-	$-	$-	$-

Issuance of founders’ stock for services	12,000,000	12,000			12,000

Shares issued for licensing agreement	165,000,000	165,000			165,000

Net loss for year				(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000		$(290,653)	$(113,653)

Shares issued for reverse merger	250,000	250	(282,295)		(282,045)

Shares issued for services	325,014	325			325

Net loss for the year				(727,294)	(727,294)

Balances at December 31, 2011	177,575,014	$177,575	$(282,295)	(1,017,947)	$(1,122,667)

Net loss for the year				(691,181)	(691,181)

Balances at December 31, 2012	177,575,014	$177,575	$(282,295)	$(1,709,128)	$(1,813,848)

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

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Included in cash of $2,064 at December 31, 2012 is $1,986 held in reserve by the Company’s sales processing agency.

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

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $691,181 and $724,294 for the years ended December 31, 2012 and 2011, respectively, and an accumulated deficit of $1,709,128 as of December 31, 2012. As of December 31, 2011 the accumulated deficit was $1,017,947. At December 31, 2012, the Company’s total current liabilities exceed total current assets by $1,935,503.  At December 31, 2011 this amount was $1,238,693.

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

Building Lease
Lessor: Techspace
Lessee: Sungame Corporation
Prop Address: 1100 Glendon Ave Ste 1713
Los Angeles, CA 90024
Type: Operating
Renewal Option: None
Noncancellable
08/10/2012, 9 Months, Exp 4/30/13
$3,466/month including services	16392	13864					13864

TOTAL	16392	13864	0	0	0	0	13864

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

Sungame Corporation:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer
Date:	September 19, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	Chief Financial Officer
Date:	September 19, 2013

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	Director
Date:	September 19, 2013

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Chief Development Officer
Date:	September 19, 2013

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Director
Date:	September 19, 2013

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Director
Date:	September 19, 2013