Form 10-K/A
period 2012-12-31
SunGame Corp
filed 2013-09-30
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 3)
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

Table of Contents

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

(DOCUMENTS INCORPORATED BY REFERENCE)
None

Explanatory Note

The purpose of this Amendment No. 2 to Sungame Corporation’s Annual Report on Form 10-K/A Amendment No. 1 for the year ended December 31, 2012 (the “Form 10-K/A Amendment No. 1”), as filed with the Securities and Exchange Commission on September 20, 2013, is to furnish Exhibits 101 to the Form 10-K/A Amendment No. 2 in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-K/A Amendment No. 2 formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 2 to the Form 10-K/A also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

No other changes have been made to the Form 10-K/A Amendment No. 1.  This Amendment No. 2 to the Form 10-K/A continues to speak as of the original filing date of the Form 10-K/A Amendment No. 1, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-K/A Amendment No. 1.

Table of Contents

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sungame Corporation:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer
Date:	September 26, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	Chief Financial Officer
Date:	September 26, 2013

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	Director
Date:	September 26, 2013

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Chief Development Officer
Date:	September 26, 2013

By:	/s/ Guy Robert
Name:	Guy Robert
Title:	Director
Date:	September 26, 2013

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Director
Date:	September 26, 2013

Sungame Corporation
(the “Registrant”)
(Commission File No. 000-27831)
Exhibit Index
To Annual Report on Form 10-K/A Amendment No. 2
for the Year Ended December 31, 2012

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation (1)

3.01(a)	Certificate of Amendment of Certificate of Incorporation (2)

3.02	By-laws (1)

3.02(a)	Certificate of Amendment of Bylaws (3)

21.1	Subsidiaries (2)

31.1	Certification pursuant to Sarbanes-Oxley Section 302 (4)

32.1	Certification pursuant to 18 U.S.C. Section 1350 (4)

101.INS †	XBRL Instance Document

101.SCH †	XBRL Taxonomy Extension Schema Document

101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB †	XBRL Extension Labels Linkbase Document

101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on May 1, 2009.
(2) Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on August 7, 2009.
(3) Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on January 19, 2010.
(4) Filed as an exhibit to the original Form 10-K for the year ended December 31, 2012, filed March 30, 2013.
†    In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.