Form 10-K/A
period 2012-12-31
SunGame Corp
filed 2013-10-18
CIK 1462506

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

- ii -

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

_________________
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

Figure 3: Social network feeds

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

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statements of Stockholders Equity (Deficit)

		Common		Deficit
		Stock		Accumulated
	Common	Amount		During The	Stockholders
	Stock	$(0.001	Paid in	Development	Equity
	Shares (1)	Par)	Capital	Stage	(Deficit)

Balances at December 31, 2009		$-	$-	$-	$-

Issuance of founders’ stock for services	12,000,000	12,000			12,000

Shares issued for licensing agreement	165,000,000	165,000			165,000

Net loss for year				(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000		$(290,653)	$(113,653)

Shares issued for reverse merger	250,000	250	(282,295)		(282,045)

Shares issued for services	325,014	325			325

Net loss for the year				(727,294)	(727,294)

Balances at December 31, 2011	177,575,014	$177,575	$(282,295)	(1,017,947)	$(1,122,667)

Net loss for the year				(691,181)	(691,181)

Balances at December 31, 2012	177,575,014	$177,575	$(282,295)	$(1,709,128)	$(1,813,848)

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

Name and Address of Beneficial Owner(1)	Number of Shares of common stock Beneficially Owned(2)	Percentage of common stock Outstanding (3)

Chandran Media Holdings Inc.	165,000,000	92.92%
Neil Chandran, President, CEO, CFO (voting power only)	165,000,000	92.92%
Raj Ponniah, Secretary and Director	2,000,000	1.1263%
Guy M. Robert(4), Chief Development Officer and Director	95,000.01%
Michael Segal	2,513.01%
Ranulf Jose Goss	9,325.01%
Sudhir Shah	25,000.01%
Diamond Star Exports Ltd.(5)	62,500.01%
Mindzye Consulting Pte. Ltd.	2,500.01%
Jessey Njau, Director of Internet Technology	1,000,000	0.5631%
Owen Cran, Comptroller	1,000,000	0.5631%
Paul Vastakis, Manager	500,000	0.28155%
Officers and Directors as a group	169,595,000	95.51%

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

Sungame Corporation:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, Principal Accounting Officer, Chief Accounting Officer, Director
Date:	October 17, 2013

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Director
Date:	October 17, 2013