Form 10-Q/A
period 2013-06-30
SunGame Corp
filed 2013-10-18
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30th, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission File No. 333-158946

Sungame Corp.
  (Exact name of registrant as specified in its charter)

Delaware	*
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3091 West Tompkins Avenue, Las Vegas, NV 89103
 (Address of principal executive office)

Registrant's telephone number, including area code: (702) 789-0848

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☐ Yes☑ No
† Issuer has filed all reports required to be filed pursuant to §13 and §15(d) on a voluntary basis.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑  NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
30 June 2013	177,650,734
12 August 2013

Sungame Corp.
(A Development Stage Company Commencing 14 November 2006)

		Page

PART I-	FINANCIAL INFORMATION	2

ITEM 1-	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance sheets as of June 31, 2013 and December 31, 2012 (unaudited)	3

	Condensed Consolidated Statement of Operations for the three months ended June 31, 2013, and June 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 31, 2013 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the three months ended June 31, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 31, 2013 (unaudited)	5

	Notes to condensed consolidated financial statements (unaudited)	6

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4-	CONTROLS AND PROCEDURES	14

PART II-	OTHER INFORMATION	15

ITEM 1-	LEGAL PROCEEDINGS	15

ITEM 1A-	RISK FACTORS	15

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	15

ITEM 4-	MINE SAFETY DISCLOSURES	15

ITEM 5-	OTHER INFORMATION	16

ITEM 6-	EXHIBITS	17

SIGNATURES

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider,” or similar expressions are used.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES.  SUCH STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS AOUT THE COMPANY AND ITS INDUSTRY.  FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE, ACHIEVEMENTS AND PROSPECTS TO BE MATERIALLY DIFFERENT FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.  THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1    Financial Statements - Balance Sheet

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS:

Current Assets:
Cash	$38,592	$2,604
Inventory	23,161	-
Prepaid Expenses	28,677	-

Total Current Assets	90,430	2,604

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,740)	(1,528)
Total Fixed Assets	400	612

Capitalized Software
Capitalized Software	183,419	183,419
Accumulated Depreciation	(92,946)	(62,376)
Total Capitalized Software	90,473	121,043

TOTAL ASSETS	$181,303	$124,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Notes payable	$24,115	-
Accounts payable	305,450	267,079
Related party advances	1,798,771	1,665,819
Other liabilities	7,478	5,209
Total Current Liabilities	2,135,814	1,938,107

Stockholders' Deficiency:

Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding
Common stock subscriptions	268,000
Common stock, par value, $0.001	177,651	177,575
300,000,000 authorized with
177,650,734 issued and outstanding
Paid in Capital	(159,895)	(282,295)

Accumulated deficit	(2,240,267)	(1,709,128)

Total Stockholders' Deficiency	(1,954,511)	(1,813,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$181,303	$124,259

The accompanying notes are an integral part of these financial statements

Statement of Operations

					October 21,
	Three months ended		Six months ended		2010, (Inception)
	June 30,		June 30,		to June 30,
	2013	2012	2013	2012	2013

Revenue:	$7,000	$2,170	$7,110	$12,435	$34,183

Total Revenue	7,000	2,170	7,110	12,435	34,183

Costs and Expenses:
Cost of goods sold	3,118		3,118		3,118
Depreciation	15,392	13,559	30,784	25,616	93,909
General & administrative	345,937	164,164	515,939	323,189	2,185,391

Total Expenses	364,447	177,723	549,841	348,805	2,282,418

Net Loss From Operations	(357,447)	(175,553)	(542,731)	(336,370)	(2,248,235)

Other Income and (Expenses)
Interest income					10
Interest expense	(8,563)	(771)	(9,408)	(1,157)	(13,042)
Other income	16,000		21,000		21,000
	7,437	(771)	11,592	(1,157)	7,968

Net Loss	$(350,010)	$(176,324)	$(531,139)	$(337,527)	$(2,240,267)

Per Share Information
Loss per common share	0.00	0.00	0.00	0.00

Weighted average number
of shares outstanding	177,592,548	177,575,014	177,587,794	177,575,014

The accompanying notes are an integral part of these financial statements

Statement of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Six months ended		Through
	June 30,		June 30 2013
	2013	2012	2013

Cash Flows from Operating Activities	$(531,139)	$(337,527)	$(2,240,267)
Net Loss

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	30,784	25,616	93,909
Compensatory stock issuances	90,500		102,825
Stock issued for licensing agreement			165,000
Inventory	(23,161)		(23,161)
Prepaid expenses	(28,677)	1,250	(28,677)
Accounts payable	38,371	(12,953)	184,732
Accrued liabilities	(2,269)	(49)	7,162
Net cash (used for)
operating activities	(421,053)	(323,663)	(1,738,477)

Cash Flows from Investing Activities
Investment in capitalized
software	-	(37,980)	(183,419)
Net cash (used for)
investing activities	-	(37,980)	(183,419)

Cash Flows from Financing Activities
Common stock issued	31,974		31,974
Common stock subscriptions	268,000		268,000
Related party advances	282,952	361,909	1,786,399
Payments on related party advances	(150,000)		(150,000)
Notes payable borrowing	40,000		40,000
Payments on notes payable	(15,885)		(15,885)
Net cash provided by
financing activities	457,041	361,909	1,960,488

Net Increase In Cash	35,988	266	38,592

Cash At The Beginning Of The Period	2,604	13,338

Cash At The End Of The Period	$38,592	$13,604	$38,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION

Cash paid for interest expense	$9,408
Cash paid for income taxes	$-	$-

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Summary of Significant Accounting Policies

Development Stage Company

The Company is a development stage company as defined by Accounting Standards Codified No. 915. The Company is devoting substantially all of its present efforts to establish a new business. All losses accumulated since inception, have been considered as part of the Company’s development stage activities

Risks and Uncertainties

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

5.  Property and Equipment

Capitalized software costs were $0 and $27,980 for the six months ended June 30, 2013 and 2012, for two products that have proven technologically feasible.  Depreciation expense amounted to $30,784 and $25,616 for the six months ended June 30, 2013 and 2012, respectively.

6.  Note Payable

During the six months ended June 30, 2013, we borrowed $40,000 for a six month term with a 60% interest rate.  Payments will be $4,000 biweekly.  The balance outstanding at June 30, 2013 is $24,116.

7.  Related Parties

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

8.  Equity Transactions

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

9.  Legal Matters

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

10.  Commitments and Contingencies

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

PART II – OTHER INFORMATION

Item 1     Legal Proceedings

The Company is not a party to, or the subject of, any material pending legal proceedings.

Item 1A  Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds

We sold $11,000 shares of our common stock at $3 per share to two investors totaling $33,000 and we sold stock subscriptions for 89,333 shares at $3 per share to two investors totaling $268,000.

Item 3   Mine Safety Disclosures

Not Applicable

Item 4   [Removed and Reserved]

Item 5   Other Information

Quarterly Highs and lows for the relevant periods

QUARTER	HIGH	LOW

Q1 2012	$6.80	$3.75
Q2 2012	$23.00	$4.73
Q3 2012	$10.00	$1.55
Q4 2012	$11.50	$6.00
Q1 2013	$11.25	$3.87
Q2 2013	$16.75	$2.60

Item 6     Exhibits

(a)            Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

(b)           Reports on Form 8-K during Quarter

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNGAME CORPORATION

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, Principal Accounting Officer, Chief Financial Officer, Director
Date:	October 17, 2013

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Director
Date:	October 17, 2013

Date:     October 17,  2013