Form 10-K/A
period 2012-12-31
SunGame Corp
filed 2013-11-07
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K/A
(Amendment No. 4)
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

(DOCUMENTS INCORPORATED BY REFERENCE)
None

Note on This Amendment – The amendment in this amendment contains modifications to the certifications, in conformity with regulation SK, and prior amendments contain modifications on signature blocks, in conformity with Regulation SK.

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

Sungame Corporation:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, Principal Accounting Officer, Chief Accounting Officer, Director
Date:	November 6, 2013

By:	/s/ Raj Ponniah
Name:	Raj Ponniah
Title:	Director
Date:	November 6, 2013