Form 10-Q/A
period 2013-06-30
SunGame Corp
filed 2013-11-07
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 3)

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

Commission File No. 333-158946

Sungame Corp.
  (Exact name of registrant as specified in its charter)

Delaware	****
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3091 West Tompkins Avenue, Las Vegas, NV 89103
 (Address of principal executive office)

Registrant's telephone number, including area code: (702) 789-0848

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes   ☑ NO†
† Issuer has filed all reports required to be filed pursuant to §13 and §15(d) on a voluntary basis.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes   ☑ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Sungame Corp.
(A Development Stage Company Commencing 14 November 2006)

		Page

PART I-	FINANCIAL INFORMATION	3

ITEM 1-	FINANCIAL STATEMENTS	4

	Condensed Consolidated Balance sheets as of June 31, 2013 and December 31, 2012 (unaudited)	4

	Condensed Consolidated Statement of Operations for the three months ended June 31, 2013, and June 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 31, 2013 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the three months ended June 31, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through June 31, 2013 (unaudited)	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4-	CONTROLS AND PROCEDURES	14

PART II-	OTHER INFORMATION	15

ITEM 1-	LEGAL PROCEEDINGS	15

ITEM 1A-	RISK FACTORS	15

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	15

ITEM 4-	MINE SAFETY DISCLOSURES	15

ITEM 5-	OTHER INFORMATION	15

ITEM 6-	EXHIBITS	16

SIGNATURES

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

Item 3        Mine Safety Disclosures

Not Applicable

Item 4        [Removed and Reserved]

Item 5       Other Information

Quarterly Highs and lows for the relevant periods

QUARTER	HIGH	LOW

Q1 2012	$ 6.80	$3.75
Q2 2012	$23.00	$4.73
Q3 2012	$10.00	$1.55
Q4 2012	$11.50	$6.00
Q1 2013	$11.25	$3.87
Q2 2013	$16.75	$2.60

Item 6     Exhibits

(a)           Exhibits and Reports on Form 8-K

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

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

Date:     November 6, 2013