Form 10-Q
period 2013-09-30
SunGame Corp
filed 2013-11-14
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30th, 2013

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ________________ to _______________

Commission File No. 333-158946

Sungame Corp.
  (Exact name of registrant as specified in its charter)

Delaware	**-*******
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3091 West Tompkins Avenue, Las Vegas, NV 89103
 (Address of principal executive office)

Registrant's telephone number: (702) 789-0848

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes   ☑   No †
†   Issuer has filed all reports required to be filed pursuant to §13 and §15(d) on a voluntary basis providing what the registrant believes to be current information and has filed a Form 8A on 30 August 2013 obligating itself to future filings.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☑   No

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
30 September 2013	177,678,734
7 November 2013	177,678,734

Sungame Corp.
(A Development Stage Company Commencing 14 November 2006)

		Page

PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	4

	Condensed Consolidated Balance sheets as of September 30, 2013 and December 31, 2012 (unaudited)	4

	Condensed Consolidated Statement of Operations for the nine months ended September 30, 2013, and September 30, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through September 30, 2013 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2013, and December 31, 2012 and for the period January 3, 2006 (date of commencement as a development stage company) through September 30, 2013 (unaudited)	6

	Notes to condensed consolidated financial statements (unaudited)	7

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	8

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4-	CONTROLS AND PROCEDURES	16

PART II-	OTHER INFORMATION	17

ITEM 1-	LEGAL PROCEEDINGS	17

ITEM 1A-	RISK FACTORS	17

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	17

ITEM 4-	MINE SAFETY DISCLOSURES	17

ITEM 5-	OTHER INFORMATION	17

ITEM 6-	EXHIBITS	17

SIGNATURES		18

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

ITEM 1   Financial Statements –

Balance Sheets

	September 30,	December 31,
	2013	2012
	Unaudited
ASSETS:

Current Assets:
Cash	$7,529	$2,604
Inventory	4,009	-
Prepaid Expenses	25,000	-

Total Current Assets	36,538	2,604

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,849)	(1,528)
Total Fixed Assets	291	612

Capitalized Software
Capitalized Software	183,419	183,419
Accumulated Depreciation	(108,231)	(62,376)
Total Capitalized Software	75,188	121,043

TOTAL ASSETS	$112,017	$124,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Notes payable	$24,392	-
Accounts payable	341,589	267,079
Related party advances	1,815,289	1,665,819
Unearned revenue	118,940	-
Other liabilities	3,750	5,209
Total Current Liabilities	2,303,960	1,938,107

Stockholders' Deficiency:

Preferred Stock, par value $0.001
5,000,000 authorized with none outstanding
Common stock subscriptions	238,000	-
Common stock, par value, $0.001	177,679	177,575
300,000,000 authorized with
177,678,734 issued and outstanding
Paid in Capital	(75,923)	(282,295)

Accumulated deficit	(2,531,699)	(1,709,128)

Total Stockholders' Deficiency	(2,191,943)	(1,813,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$112,017	$124,259

The accompanying notes are an integral part of these financial statements.

Statement of Operations

					October 21, 2010,
	Three months ended		Nine months ended		(Inception)
	September 30,		September 30,		to September 30,
	2013	2012	2013	2012	2013

Revenue:	$42,100	$3,260	$49,210	$15,695	$76,283

Total Revenue	42,100	3,260	$49,210	15,965	$76,283

Costs and Expenses:
Cost of goods sold	19,153	-	22,271	-	22,271
Depreciation	15,392	13,559	46,176	39,175	109,301
Consulting costs
General and administrative	290,283	170,807	806,222	505,203	2,475,674

Total Expenses	324,828	184,366	874,669	544,378	2,607,246

Net Loss From Operations	(282,728)	(181,106)	(825,459)	(528,683)	(2,530,963)

Other Income and (Expenses)
Interest income	-	-	-	-	10
Interest expense	(8,704)	-	(18,112)	(2,010)	(21,746)
Other income	-	(853)	21,000	-	21,000
Total Other Income and Expenses	(8,704)	(853)	2,888	(2,010)	(736)

Net Loss	$(291,432)	$(181,959)	$(822,571)	$(530,693)	$(2,531,699)

Per Share Information
Loss per common share	$-	$-	$-	$-

Weighted average number
of shares outstanding	177,662,177	177,662,177	177,612,023	177,612,023

The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

			October 21, 2010
			(Inception of
	Nine months ended		Dev. Stage) Through
	September 30,		September 30 2013
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(822,571)	$(530,692)	$(2,531,699)

Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
Depreciation and amortization	46,176	39,174	109,301
Compensatory stock issuances	90,500		102,825
Stock issued for licensing	-	-	165,000
Inventory	(4,009)	-	(4,009)
Unearned revenue	118,940	-	118,940
Increase in security deposits	-	(5,000)
Prepaid expenses	(25,000)	(550)	(25,000)
Accounts payable	74,510	35,995	220,871
	(1,459)	(4,319)	3,434
Net cash (used for)
operating activities	(522,913)	(465,392)	(1,840,337)

Cash Flows from Investing Activities
Investment in capitalized
software	-	(57,200)	(183,419)
Net cash (used for)
investing activities	-	(57,200)	(183,419)

Cash Flows from Financing Activities
Common stock issued	115,976	-	115,976
Common stock subscriptions	238,000	-	238,000
Related party advances	299,470	509,883	1,802,917
Payments on related party advances	(150,000)	-	(150,000)
Notes payable borrowing	60,000	-	60,000
Payments on notes payable	(35,608)	-	(35,608)
Net cash provided by
financing activities	527,838	509,883	2,031,285

Net Increase (Decrease) In Cash	4,925	(12,709)	7,529
Cash At The Beginning Of The Period	2,604	13,338	-
Cash At The End Of The Period	$7,529	$629	7,529

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Cash paid for interest expense	$18,112	$2,010	-
Cash paid for income taxes	$-	$-	-

NON-CASH TRANSACTIONS
Stock issued for merger and consulting services			$177,325
Net liabilities assumed in the merger			$282,045

The accompanying notes are an integral part of these financial statements.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

At September 30, 2013 and 2012, the Company had net operating loss carry-forwards of approximately $2,532,000 and $1,553,000, which begin to expire in 2026.  At September 30, 2013 and 2012 the Company had deferred tax assets of approximately $886,000 and $544,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

3.        Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2012, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the nine months ended September 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $822,271 and $530,693 for the nine months ended September 30, 2013, and 2012 respectively, and an accumulated deficit of $2,531,699 as of September 30, 2013. As of December 31, 2012 the accumulated deficit was $1,709,128. At September  30, 2013, the Company’s total current liabilities exceed total current assets by $2,267,422.  At December 31, 2012 this amount was $1,935,503.

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

4.        Property and Equipment

Capitalized software costs were $0 and $27,980 for the nine months ended September 30, 2013 and 2012, for two products that have proven to be technologically feasible.  Depreciation expense amounted to $46,176 and $39,175 for the nine months ended September 30, 2013 and 2012, respectively.

5.        Note Payable

During the nine months ended September 30, 2013, we borrowed $60,000 on a six month term with a 60% interest rate.  Payments will be $4,000 biweekly.  The balance outstanding at September 30, 2013 is $24,392.

6.        Related Parties

At September 30, 2013 and December 31, 2012, the Company’s had working capital advances due to one of the Company’s then minority shareholders, Adversor, Inc. (“Adversor”), of $162,372.  These funds are non-interest bearing and are due on demand. Included in the Company’s accounts payable at September 30, 2013 and December 31, 2012 was $294,047 and $204,313 owed to Adversor.

During the nine months ended September 30, 2013, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds of $299,470 to the Company for operations, of which $150,000 was paid back during the nine months ended September 30, 2013.  The Company and Chandran also share certain members of executive management and certain employees.  At September 30, 2013 and December 31, 2012, the Company owed Chandran $1,652,917 and $1,503,447.  We paid $150,000 against our Chandran balance with proceeds from the sale of common stock (see Note 7).  These funds are non-interest bearing and due on demand.

The Company sold 3D tablets to Chandran totaling $39,000 at a profit of $21,629 during the nine months ended September 30, 2013.

7.         Equity Transactions

The company issued 39,000 shares of common stock, at $3 per share for a total capital raise of $117,000 during the nine months ended September 30, 2013.  The company issued stock bonuses amounting to 75,500 shares to its Chief Executive officer and charged executive compensation $90,500 during the nine months ended September 30, 2013.  An investor has subscribed 79,333 shares at $3.00 per share, which has been included in the balance sheet as common stock subscriptions.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

9.           Commitments and Contingencies

On September 23, 2011, the Company entered into an independent contractor agreement with Guy Robert, a Board member and key development consultant.  The term of the agreement was for three years at an annual payment of $120,000 to Adversor, a company 100% owned by Guy Robert, with a European option agreement granting the following tranches of contingent stock options with an exercise price of $.001 per share:  3,000,000 on April 1, 2011, 2,667,000 on April 1, 2012, 2,667,000 on April 1, 2013, 2,667,000 on April 1, 2014, and 2,667,000 upon severance of this agreement, excluding severance of the term of this agreement.  The options will be issued and exercised upon the average daily trading volume exceeding 500,000 for the prior 90 days, which has never occurred since the inception of this agreement.  Guy Robert, is also to receive performance based compensation for all deals, projects, and assets that he initiates.  The performance compensation shall be 2.5% of the net realizable value brought into the Company, which has been zero thus far.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements

This report contains forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933 (the “Securities Act”). Statements contained in this report which are not statements of historical facts may be considered forward-looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements.  The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things,  national and international economic and market conditions; our ability to raise capital and complete the acquisition of certain assets; our ability to operate mining assets; our ability to sustain, manage, or forecast growth; existing government regulations and the changes in, or the failure to comply with, government regulations; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the SEC that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business. The following discussion and analysis should be read in conjunction with the financial statements and related footnotes included elsewhere in this quarterly report which provide additional information concerning the Company’s financial activities and condition.

Description of Business

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

The Company had 3 full time employees as of September 30, 2013.

Liquidity and Capital Resources

We had $7,529 cash as of September 30, 2013 compared to $2,604 at December 31, 2012.  This net increase of $4,925 consisted of cash provided by financing activities of $527,838 offset by cash used for operating activities of $522,913.  Cash provided by financing activities consisted of stock sales and subscriptions totaling $353,976, related party net advances of $149,470, and net borrowing from a lender of $24,392.  Cash used for operating activities was primarily our operating loss of $822,571 for the nine months ended September 30, 2013, offset by deposits on future tablet sales of $118,940, an increase in accounts payable of $74,510,  depreciation and amortization of $46,176, and compensatory stock issuance of $90,500.

We have incurred significant losses and negative cash flows from operations since our inception in on November 14, 2006.  We have an accumulated deficit of $2,531,699 and a working capital deficiency of $2,267,422 as of September 30, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through September 30, 2013, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

Results of Operations - For the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012;

Revenues

We generated revenue of $49,210 for the nine months ended September 30, 2013, versus revenue of $15,695 for the nine months ended September 30, 2012.  All of the revenue for the nine months ended September 30, 2013 is from tablet sales, $39,000 of which was to a related party, Chandran.  The revenue of $15,695 for the nine months ended September 30, 2012 was due to Vidirectory sales and consulting revenue.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $49,210 and $22,271 for the nine months ended September 30, 2013 and 2012, respectively.  There were no tablet sales during the nine months ended September 30, 2012 as we did not begin selling tablets until the second quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $806,222 and $505,203 for the nine months ended September 30, 2013 and 2012, respectively.  This increase of $301,019 was primarily due to an increase in salaries, wages and benefits totaling $75,055, which primarily resulted from the stock bonus to the Chief Executive Officer, an increase in consulting fees of $125,464 primarily due to capital raising activities, an increase in travel, and entertainment expense of $38,981, and an increase in our web development expense of $45,986.

Interest Expense

Interest expense was $18,112 and $2010 for the nine months ended September 30, 2013 and 2012, respectively.  This increase of $16,102 was primarily due our borrowing $60,000 on a note payable to a lender, during the nine months ended September 30, 2013.  There was no similar borrowing during the nine months ended September 30, 2012.

Net Loss

Net loss was $822,571 and $530,693 for the nine months ended September 30, 2013 and 2012, respectively.  This increase in net lossof $291,878 was attributable to the changes in the revenue and expense captions as described above.

Results of Operations - For the three months ended September 30, 2013 compared to the six months ended June 30, 2013

Revenues

We generated revenues for the three months ended September 30, 2013 and three months ended September 30, 2012 of $42,100 and $3,260, respectively. The revenue of $42,100 for the three months ended September 30, 2013 is for tablet sales including $32,000, which were sold to our related party, Chandran.  The revenue of $3,260 for the three months ended September 30, 2012 was for sales of Vidirectory.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $42,100 and 19,153 for the three months ended September 30, 2013.  There were no tablet sales during the three months ended September 30, 2012 as we did not distribute tablets until the second quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $290,283 and $190,807 for the three months ended September 30, 2013 and the three months ended September 30, 2013, respectively.  This increase of $119,476 was primarily due To an increase of $85,591 in consulting expenses primarily related to capital raising activities and a $20,264 increase in travel and entertainment expenses.

Interest Expense

Interest expense was $8,704 and $852 for the three months ended September 30, 2013 and the three months ended September 30, 2013, respectively.  This change of $7,852 was primarily due to interest expense recorded on an additional $20,000 borrowing from a lender during the three months ended September 30, 2013.  We had originally borrowed $40,000 from this same lender during the first half of 2013.

Net Loss

Net loss was $291,432 and $181,959 for the three months ended September 30, 2013 and the three months ended September 30, 2013, respectively.  This decrease in net income of $109,473 was attributable to the changes in the revenue and expense captions as described above.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Loan payable-majority shareholder	$1,652,917	$1,652,917
Loan payable-minority shareholder	$162,372	$162,372
TOTAL	1,815,289	1,815,289

Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business.

Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations.  The ability of the Company to continue as a going concern is dependent on improving the Company’s profitability and cash flow and securing additional financing.

Management is presently seeking to raise permanent equity capital in the capital markets to eliminate negative working capital and raise the necessary funds to satisfy its operations.  Failure to raise equity capital or secure some other form of long-term debt arrangement will cause the Company to further increase its negative working capital deficit and increase its operating losses.

The Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern.  However, the Company can give no assurance that such financing will be available on terms advantageous to it, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2013.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 1A.    Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The Company sold 39,000 shares of our common voting stock at $3 per share to two investors totaling $117,000 and The Company sold stock subscriptions for 79,333 common voting shares at $3 per share to one investor totaling $238,000. No underwriters were used in any of the aforementioned transactions, no commission was paid to any individual for the aforementioned transactions, and unless specifically mentioned otherwise, all transactions were completed pursuant to Securities Act §4(a)2 exemption.

Item 3.       Defaults upon Senior Securities

None

Item 4.       Mine Safety Disclosures

Not Applicable

Item 5.       Other Information

No material changes have been made to the procedures by which securities holders may recommend nominees to the Company’s Board of Directors.

Item 6.       Exhibits

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

Dated:    14 November 2013
Las Vegas, Nevada

SUNGAME CORPORATION

By: /s/    Neil Chandran
Name:    Neil Chandran
Title:      Principal Executive Officer,
               Principal Accounting Officer, Director

By: /s/    Raj Ponniah
Name:    Raj Ponniah
Title:      Director