Form 10-K
period 2013-12-31
SunGame Corp
filed 2014-04-15
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K
ANNUAL REPORT FOR 2013

☑           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  31 December 2013

☐           Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from _______________ to _______________.

SUNGAME CORP.
(Exact name of registrant  as specified in its charter)

DELAWARE	**-*******
State or other jurisdiction of incorporation	IRS Employer Identification Number
3091 West Tompkins Avenue, Las Vegas, Nevada 89103
Address of principal Executive offices
Registrants telephone number	(702) 789-0848
Securities Registered pursuant to §12(b) of the Act:
Title of Each Class	Name of Each Exchange on which registered
N/A
Securities Registered pursuant to §12(g) of the Act
COMMON VOTING SHARES, $0.001 PV, OTCBB
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to §13 or §13(d) of the Act ☐ Yes ☑ No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of date	Non-affiliate shares	Closing Price	Market Value

28 June 2013	9,555,734	$4.50	$43,000,803

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Issued and Outstanding

31 December 2013	177,758,067
11 April 2014	177,758,067

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

None

INDEX

SUNGAME CORP.
A Developmental Stage Company

INDEX

References in this Annual Report to, the terms “Company”, “Sungame Corp.”,  “SGMZ”, “Sungame”, “Freevi”, “we”, “us” and “our” refer to Sungame Corp., unless otherwise stated or the context clearly indicates otherwise.

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”) and Section 27A of the Securities Act of 1933 (the “1933 Act”). Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Further, all statements that express expectations, estimates, forecasts or projections are forward-looking statements within the meaning of the 1933 Act and 1934 Act, respectively. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements.  These factors include our limited experience with our business plan; pricing pressures on our product caused by competition; the risk that our products will not gain market acceptance; our ability to obtain additional financing; our ability to protect intellectual property; and our ability to attract and retain key employees.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this report as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

PART I

Item 1. Business.

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

History

Sungame Corporation was organized under the laws of the State of Delaware on November 14, 2006 as Sungame International, Inc.  On November 17, 2006, we changed our name to Sungame Corporation.  The Company merged with Freevi Corporation on April 15, 2011.

Overview

Background and History

We are an early development stage company.  Prior to the merger with Freevi Corporation, Sungame was in the process of establishing 3D virtual world communities. Sungame (also known as the “Company”), trading under the symbol “SGMZ”, is the Company behind the Flightdeck.tv content management and discovery platform. Sungame also uses the brand “Freevi” from time to time as a d.b.a., as it acquired Freevi Corp. and the brand has retained its value sufficient to keep using the brand Freevi. Sungame’s mission is simple: to enrich people’s lives by becoming a leading social networking, content creation, content discovery and distribution platform. Integral to the site’s functionality is a central aggregation engine that excels at serving targeted, focused and high quality content and social media interactions based on the user’s specific interests and past usage history. Other tools available on the website are designed to simplify content creation and distribution for content producers, while providing these artists an engaged audience interested in consuming this content. Sungame is also the Company behind Vidirectory, a video based business directory that simplifies online marketing for small businesses.

INDEX

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

INDEX

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

Figure 1: Flightdeck landing page

VIDIRECTORY

Sungame will also offer Vidirectory a business directory service designed to help businesses attract customers to their online and physical location by providing increased online visibility under the Company’s Vidirectory service offering, Sungame provides both free and paid products to local businesses. Vidirectory will allow businesses to create a free online business account and claim an individual page for each of their businesses locations. With their complimentary business accounts, businesses can view business trends1, message customers2, update information3 and update their product prices and inventory. Premium versions of this directory listing service allows local businesses to promote themselves as a sponsored search result on the shopping platform when users are searching for related product keywords or are visiting related business pages.

Figure 2: Vidirectory landing page

__________________

1   e.g., statistics and charts reflecting the performance of a business’s page on the platform
2   e.g., by replying to customer inquiries either publicly or privately
3   e.g., address, hours of operation

INDEX

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

INDEX

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

INDEX

Figure 5: Sungame’s business model

Sungame will also offer businesses several versions of a premium Vidirectory service offering complete with varying features at a variety of different price points. Fees for businesses looking to create a customized video listing for their business will be required to choose between silver, gold and platinum packages.

Figure 6: Vidirectory Business Membership Offering

INDEX

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

Future developments

Although a growing number of users is without question very relevant as a Company goal in 2014, Sungame’s team and its endless desire to grow and expand has already set up a few more objectives for the near term.

The first would be to make Sungame’s service available on mobile and tablet devices. The incredible growth in these segments of the market speaks for itself and Sungame wants to take advantage of a large potential adoption in that market.

Sungame has began selling glasses free 3D tablets on a limited scale. The Company is limiting the scale of its 3D tablet sales to make sure the manufacturing and logistics proceess is sound before committing to larger quantities, and has secured funding to place higher quantity orders through deposits from resellers and its master distributor.

INDEX

Number Of Persons Employed

As of December 31, 2013, we have 5 full-time employees.

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

Item 3.  Legal Proceedings.

The Company was involved in litigation in Colorado during 2012.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The case was settled on December 24, 2012.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs shareholders amounting to 10,780 shares were cancelled in 2013.

Item 4.  Mine Safety Disclosures.

 Not applicable.

INDEX

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board (the "OTCBB:) under the symbol SGMZ.

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

Historical Equity Sales Prices for the Prior two Fiscal Years
Quarter	High	Low	Dividend Declared
Year ended 31 December 20134
4th Quarter	$30.00	$6.50	None
3rd Quarter	$9.00	$2.00	None
2nd Quarter	$16.75	$2.60	None
1st Quarter	$11.25	$3.87	None

Year ended 31 December 20124
4th Quarter	$11.50	$6.00	None
3rd Quarter	$10.00	$1.55	None
2nd Quarter	$20.00	$4.75	None
1st Quarter	$6.00	$3.50	None

_____________

4   As reported by OTCBB, based upon the historical High and Low as of the last trading day of the quarter, adjusted for splits.

INDEX

Graphical depiction of quarterly prices.

Actual price performance chart

INDEX

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

As of December 31, 2013, we have 33 shareholders of record of our common stock pursuant to transfer agent records, not including various positions at the Depository Trust & Clearing Company. (“CEDE”).

No Issuer repurchases of any class were made during 2013.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publically announced plans or programs	(d) Maximum number (or approximate dollar volume) of shares (or units) that may yet be purchased under the plans or program
Quarter 1, 2013	-0-	-0-	-0-	-0-
Quarter 2, 2013	-0-	-0-	-0-	-0-
Quarter 3, 2013	-0-	-0-	-0-	-0-
Quarter 4, 2013	-0-	-0-	-0-	-0-
Totals	-0-	-0-	-0-	-0-

We have sold securities within the past three years without registering the securities under the Securities Act of 1933 as shown in the following table:

Securities sold by the Issuer within the past three years which were not registered
Date	Class	Amount	Underwriter	Consideration5	Exemption	Conversion	Use of Proceeds
11/20/13	CS	79,333	None	$238,000	4 (a) (2)	N/A	OPEX & Inv.
9/13/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.
8/23/13	CS	18,000	None	$54,000	4 (a) (2)	N/A	OPEX & Inv.
6/13/13	CS	1,000	None	$3,000	4 (a) (2)	N/A	OPEX & Inv.
5/29/13	CS	7,500	None	$22,500	4 (a) (2)	N/A	OPEX & Inv.
5/23/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.
4/24/13	CS	68,000	None	$204,000	4 (a) (2)	N/A	OPEX & Inv.
4/15/2011	CS	300,000	None	Merger related services	4 (a) (2)	N/A	OPEX 6
4/15/2011	CS	25,000	None	Merger related services	4 (a) (2)	N/A	OPEX 6

Class - CS – Common Voting Shares
Exemption - 4 (a) (2) – Securities and Exchange Act of 1933, as amended, §4 (a) (2)
Use of Proceeds – INV – inventory, OPEX – Operating Expense

_____________

5    No underwriting discounts or commissions are applicable.
6   Shares were issued for services which were expensed by Sungame.

INDEX

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

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-0-	-0-	-0-
Equity compensation plans not approved by shareholders7	8,334,0007	$0.001	5,334,0007
Total	-0-	-0-	-0-

Item 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and Regulation S-K and are not required to provide information under this item.

______________

7  One employment agreement with Guy Robert includes an equity option, which dates to the merger of Freevi and Sungame. In the employment agreement, the options are only exercisable upon a trading volume of 500,000 average daily volume.

INDEX

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Statements contained in this report, which are not historical facts, may be considered forward looking information with respect to plans, projections, or future performance of the Company as defined under the Private Securities Litigation Act of 1995. These forward-looking statements are subject to risks and uncertainties, which could cause actual results to differ materially from those projected. The words “anticipate”, “believe”, “estimate”, “expect”, “objective”, and “think” or similar expressions used herein are intended to identify forward-looking statements. The forward-looking statements are based upon the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the effects of the Company’s business, actions of competitors, changes in laws and regulations, including accounting standards, employee relations, customer demand, prices of purchased material and parts, domestic economic conditions, including housing starts and changes in consumer disposable income, and foreign economic conditions, including currency rate fluctuations. Some or all of the facts are beyond the Company’s control.

The following discussion and analysis should be read in conjunction with our audited financial statements and related footnotes included elsewhere in this report, which provide additional information concerning the Company’s financial activities and condition.

COMPARATIVE ANALYSIS YEAR ENDED DECEMBER 31, 2013 AND DECEMBER 31, 2012

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

Revenue Recognition

We recognize revenue from tablet sales when the products are shipped since title to the products has passed when the tablets leave our shipping area.  We have no advertising revenues to date but will recognize advertising revenues as advertising services are provided in the future.

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the estimated life of the related assets.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the years ended December 31, 2013 and December 31, 2012 and for the period from inception (October 21, 2010) to December 31, 2013 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Liquidity and Capital Resources

We had $237,786 cash as of December 31, 2013 compared to $2,604 at December 31, 2012.  This net increase of $235,183 consisted of cash provided by financing activities of $84,125 and cash provided by operating activities of $309,058 offset by cash used for investing activities of $158,000.  Cash provided by financing activities consisted of stock sales and subscriptions totaling $343,976 and related party net payments of $289,851.  Cash provided by operating activities was primarily our operating loss of $1,412,558 and an increase in prepaid expenses of $416,000  for amounts paid in advance to our tablet manufacturer for the year ended December 31, 2013, offset by deposits on future tablet sales and prepaid advertising of  $1,875,253, an increase in accounts payable of $130,133,  depreciation and amortization of $74,735, and compensatory stock issuance of $90,500. Cash paid for investing activities was $158,000 for capitalized software costs for the development of our tablet platform portal.

We have incurred significant losses and negative cash flows from operations since our inception in on November 14, 2006.  We have an accumulated deficit of $3,121,681 and a working capital deficiency of $2,966,851 as of December 31, 2013.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through December 31, 2013, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

Results of Operations - For the year ended December 31, 2013 compared to the year ended December 2012;

Revenues

We generated revenue of $122,399 for the year ended December, 2013, versus revenue of $22,504 for the year ended December 31, 2012.  All of the revenue for the year ended December 31, 2013 is from tablet sales, $66,000 of which was to a related party, Chandran.  The revenue of $22,504 for the year ended December 31, 2012 was primarily due to the product launch of ViDirectory and consulting revenue

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $122,399 and $51,135 for the years ended December 31, 2013. Of these sales, $66,000  and cost of sales of $27,616 were to a related party, Chandran. There were no tablet sales during the year ended December 31, 2012 as we did not begin selling tablets until the second quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $1,404,424 and $656,520 for the years ended December 31, 2013 and 2012, respectively.  This increase of $747,904 was primarily due to an increase in consulting fees of $337,889 primarily due to capital raising activities, and a stock bonus to our Chief Executive Officer of $90,500, an increase in travel and entertainment expense of $119,789 and an increase in advertising and conference and tradeshow expense of $73,607 for expected new business in the future and an increase in our legal and compliance expense of $108,992.

Interest Expense

Interest expense was $25,663 and $2,829 for the years ended December 31, 2013 and 2012, respectively.  This increase of $22,834 was primarily due our borrowing $100,000 on notes payable to a lender, during the year ended December 31, 2013. These notes were paid back during the year ended December 31, 2013.  There was no similar borrowing during the year ended December 31, 2012.

Net Loss

Net loss was $1,412,558 and $691,181 for the years ended December 31, 2013 and 2012, respectively.  This increase in net loss of $721,377 was attributable to the changes in the revenue and expense captions as described above.

Results of Operations-For the year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues

For the year ended December 31, 2012 we generated revenue of $22,504 compared to $4,569 for the year ended December 31, 2011. The increase of $17,935 is due to the product launch of Vidirectory.com.

INDEX

General and Administrative Expense

General and administrative  expenses for the year ended December 31, 2012 were $710,856 compared to $731,068 for the year ended December 31, 2011.  This net decrease of $20,212 was the result of an increase of $39,825 in software development costs and a decrease in salaries and wages of $55,452 as we added four administrative people due to the merger and had a staff reduction during the year ended December 31, 2012.

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

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

Smaller Reporting Companies are not required to provide this information pursuant to Regulation S-X §229.303 (d).  However, we have provided the information as a courtesy without any obligation to continue to provide the information in the future.

TABULAR DISCLOSURE OF OBLIGATIONS
Contractual Obligation	Payments due by period			3-5 years	More than 5 years
	Total	Less Than one year	1-3 years

Long Term Obligations	90,000	90,000	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	26,640	24,420	2,220	-0-	-0-
Purchase Obligations	-0-	-0-	-0-	-0-	-0-
Other Long Term Liabilities Reflected on the Registrants Balance Sheet under GAAP	-0-	-0-	-0-	-0-	-0-
Total	116,640	114,420	2,220	-0-	-0-

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of $1,412,558 and $691.181 for the years ended December 31, 2013 and 2012, respectively. The Company has a working capital deficiency of $2,966,851 and $1,935,503 as of December 31, 2013 and 2012, respectively and a stockholders’ deficiency of $2,761,930 and $1,813,848 at December 31, 2013 and 2012, respectively. The Company continues to incur recurring losses from operations and has an accumulated deficit since inception of $3,121,686.

The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business. Realization of assets is dependent upon continued operations of the Company, which in turn is dependent upon management’s plans to meet its financing requirements and the success of its future operations. The ability of the Company to continue as a going concern is dependent on the Company’s profitability, cash flows and securing additional financing.

While the Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern. However the Company provides no assurance that such financing will be available on terms advantageous to the Company, or at all and should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities detailed above.

INDEX

Outlook

The United States has been experiencing a widespread and severe economic recession that, among other things, has reduced availability of credit and capital financing and heightened economic risks.  We have been grossly undercapitalized in 2013 but were able  to raise $343,976 of capital through sales of our common stock and continued to receive advances from our majority shareholder. The Company has received advanced deposits for tablet sales and prepaid advertising of $1,875,253.

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

We presently are unable to satisfy our obligations as they come due and do not have enough cash to sustain our anticipated working capital requirements and our business expansion plans for the remainder of 2014.  Subject to unforeseen effects of the economic risks and uncertainties discussed in the foregoing paragraph and to our ability to raise working capital, we expect to continue for the remainder of the calendar year 2014 to incur expenses related to software development.  The further delay of the rollout of our virtual world products, will have material adverse effects on our cash flow, results of operations and financial condition including significant uncertainty as to our ability to continue as a going concern.  No assurance can be given that we will be able to secure any third party financing or that such financing will be available to us on acceptable terms.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.  The Financial Statements begin on page 19.

INDEX

Item 8. Financial Statements and Supplementary Data

SUNGAME CORPORATION
(A DEVELOPMENT STAGE CORPORATION)
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders' Deficiency	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7 - F-12

Cutler & CO., LLC.
Certified Public Accountants
12191 West 64th Avenue, Suite 205B
Arvada, Colorado 80004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Las Vegas, Nevada

We have audited the accompanying balance sheet of Sungame Corporation (a development stage company) as of December 31, 2013, and the related statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2012, for the year then ended and for the period from October 21, 2010 (inception) through December 31, 2012 were audited by another auditor who expressed an unqualified opinion on March 8,  2013. Our opinion, in so far as it relates to the period from October 21, 2010 (inception) through December 31, 2012, is based solely on the report of the other auditor.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered a loss from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   CUTLER & CO., LLC
        CUTLER & CO., LLC

Arvada, Colorado
April 15, 2014

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sungame Corporation
Las Vegas, Nevada

I have audited the accompanying balance sheet of Sungame Corporation (a development  stage company) as of December 31, 2012, and the related statements of operations, stockholders' equity and cash flows for the year then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2012. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sungame Corporation as of December 31, 2012 and the  results of its operations and its cash flows for the year then ended and for the period from October 21, 2010 (inception of the development stage) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                        /s/ Ronald R. Chadwick, P.C.
March 8, 2013                                                   RONALD R. CHADWICK, P.C.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet

	December 31,	December 31,
	2013	2012

ASSETS:

Current Assets:
Cash	$237,786	$2,604
Inventory	27,795
Prepaid Expenses	416,000	-
Total Current Assets	681,581	2,604

Equipment
Office Equipment	2,140	2,140
Accumulated Depreciation	(1,955)	(1,528)
Total Equipment	185	612

Capitalized Software
Capitalized Software	341,419	183,419
Accumulated Depreciation	(136,683)	(62,376)
Total Capitalized Software	204,736	121,043

TOTAL ASSETS	$886,502	$124,259

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$397,212	$267,079
Related party advances	1,375,967	1,665,819
Unearned revenue	1,875,253
Other liabilities	-	5,209
Total Current Liabilities	3,648,432	1,938,107

Total Liabilities	3,648,432	1,938,107

Stockholders' Deficiency:

Preferred stock, $.001 par value;
5,000,000 shares authorized with none outstanding
Common stock subscriptions	30,000
Common stock, $.001 par value;
300,000,000 authorized with:
177,758,067 and 177,575,014 shares issued and outstanding	177,758	177,575
Additional paid in capital	151,998	(282,295)
Accumulated deficit	(3,121,686)	(1,709,128)

Total Stockholders' Deficiency	(2,761,930)	(1,813,848)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$886,502	$124,259

The accompanying notes are an integral part of these financial statements

INDEX

SUNGAME CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Statement of Operations

			October 21, 2010
			(Inception of
			Dev. Stage)
	Year ended		Through
	December 31,		December 31 2013
	2013	2012	2013

Revenues	$56,399	$22,504	$83,472
Revenues – related party	66,000	-	66,000
Total revenue	122,399	22,504	149,472

Cost of goods sold	51,135	-	51,135
Gross profit	71,264	22,504	98,337

Costs and Expenses:

Depreciation & amortization	74,735	54,336	137,860
General & administrative	1,404,424	656,520	3,073,876

Total Expenses	1,479,159	710,856	3,211,737

Loss From Operations	(1,407,895)	(688,352)	(3,113,399)

Other Income and (Expenses)
Interest income	-	-	10
Interest expense	(25,663)	(2,829)	(29,297)
Other income	21,000	-	21,000
Total Other Income and (Expense)	(4,663)	(2,829)	(8,287)

Net Loss	$(1,412,558)	$(691,181)	$(3,121,686)

Per Share Information
Loss per common share: Basic and Diluted	$(0.00)*	$(0.00)*

Weighted average number
of shares outstanding: Basic and Diluted	177,645,230	177,575,014

  *   denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these financial statements

SUNGAME CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders’ Deficiency

		Common		Deficit
		Stock		Accumulated
	Common	Amount		During The	Stockholders
	Stock	$ (0.001	Paid in	Development	Equity
	Shares	Par)	Capital	Stage	(Deficit)

Balances at December 31, 2009	-	$-	$-	$-	$-

Issuance of founders’ stock for services	12,000,000	12,000	-	-	12,000

Shares issued for licensing agreement	165,000,000	165,000	-	-	165,000

Net loss for year	-	-	-	(290,653)	(290,653)

Balances at December 31, 2010	177,000,000	$177,000	-	$(290,653)	$(113,653)

Shares issued for reverse merger	250,000	250	(282,295)	-	(282,295)

Shares issued for services	325,014	325	-	-	325

Net loss for year	-	-	-	(727,294)	(727,294)

Balances at December 31, 2011	177,575,014	$177,575	$(282,295)	$(1,017,947)	$(1,122,667)

Net loss for year	-	-	-	(691,181)	(691,181)

Balances at December 31, 2012	177,575,014	$177,575	$(282,295)	$(1,709,128)	$(1,813,848)

Common stock issued for cash	118,333	118	343,869	-	343,987

Compensatory stock issuance	75,500	76	90,424	-	90,500

Common stock subscriptions	-	-	-	-	30,000

Common stock cancelled	(10,780)	(11)	-	-	(11)

Net loss for the year	-	-	-	(1,412,558)	(1,412,558)

Balances at December 31, 2013	177,758,067	$177,758	$151,998	$(3,121,686)	$(2,761,930)

The accompanying notes are an integral part of these financial statements

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows

			October 21, 2010
			(Inception of
			Dev. Stage)
	Year ended		Through
	December 31,		Dec 31, 2013
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(1,412,558)	$(691,181)	$(3,121,686)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	74,735	54,336	137,860
Stock issued for licensing agreement	-	-	165,000
Compensatory stock issuances	90,500	-	102,825
Changes in operating assets and liabilities
Inventory	(27,796)	-	(27,796)
Unearned revenue	1,875,253	-	1,875,253
Prepaid expenses	(416,000)	1,250	(416,000)
Accounts payable	130,133	30,353	276,494
Accrued liabilities	(5,209)	890	(316)
Net cash provided by (used for)
operating activities	309,058	(604,352)	(1,008,366)

Cash Flows from Investing Activities
Investment in capitalized
software	(158,000)	(59,975)	(341,419)
Net cash used for
investing activities	(158,000)	(59,975)	(341,419)

Cash Flows from Financing Activities
Common stock issued	343,976	-	343,976
Common stock subscriptions	30,000	-	30,000
Related party advances	2,868,597	653,593	1,213,595
Related party payments	(3,158,449)	-	-
Borrowings on notes payable	100,000
Payments on notes payable	(100,000)	-	-
Net cash provided by
financing activities	84,124	653,593	1,587,571

Net Increase (Decrease) In Cash	235,182	(10,734)	237,786

Cash At The Beginning Of The Period	2,604	13,338	-

Cash At The End Of The Period	$237,786	$2,604	$237,786

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$25,663	$2,829	$29,297
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for merger and consulting services	$-	$-	$177,325
Net liabilities assumed in the merger	$-	$-	$282,045

The accompanying notes are an integral part of these financial statements

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

Sungame shapes products that support its mission by creating utility for users, developers and advertisers as follows:

1.    Flightdeck enables people to stay connected, access and discover new content as well as socialize with their friends and family across different social medial platforms.  The platform allows its users to create, discover, share, and fund content they care about.

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
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

Revenue Recognition

We recognize revenue from tablet sales when the products are shipped since title to the products has passed when the tablets leave our shipping area.  We have no advertising revenues to date but will recognize advertising revenues as advertising services are provided in the future.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Included in cash of $2,064 at December 31, 2012 is $1,986 held in reserve by the Company’s sales processing agency.

Equipment

Equipment, when acquired, is stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(continued)

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the estimated life of the related assets. Capitalized software costs were $183,419 in prior years for two products that have proven technological feasibility. There were $158,000 of capitalized software costs for the development of the tablet platform portal during the year ended December 31, 2013.

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

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentrations and credit risk primarily consist of amounts due to related parties. (see Note 4).

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

At December 31, 2013 and 2012, the Company had net operating loss carry-forwards of approximately $3,122,000 and $1,709,000, which begin to expire in 2026.  At December 31, 2013 and 2012 the Company had deferred tax assets of approximately $1,093,000 and $598,000 in 2013 and 2012 created by the net operating losses, which have been offset by a 100% valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities are stock options for 8,334,000 shares (see Note 10) which were not considered outstanding shares because the effect would have been anti-dilutive.

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

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(continued)

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

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the year ended December 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,412,558 and $691,181 for the years ended December 31, 2013 and 2012, respectively, and an accumulated deficit of $3,131,686 as of December 31, 2013. As of December 31, 2012 the accumulated deficit was $1,709,128. At December 31, 2013, the Company’s total current liabilities exceed total current assets by $2,966,851.  At December 31, 2012 this amount was $1,935,503.

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

4.            Related Party Transactions

Two former principals of Freevi Corporation and shareholders of the Company have consulting agreements with the Company. Guy Robert, the Company’s Chief Development Officer, entered into an independent contractor agreement with the Company on September 23, 2011 for  three years at an annual payment of $120,000 which is paid to Adversor, a company 49% owned by Guy Robert. Neil Chandran, the Company’s Chief Executive Officer provides monthly consulting services to the Company and was paid $96,689 and $19,240 for the years ended December 31, 2013 and 2012, respectively. In addition, the Company issued stock bonuses totaling 75,500 shares to its Chief Executive Officer and charged consulting expense $90,500 during the year ended December 31, 2013.

At December 31, 2013 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at December 31, 2013 and 2012 was $282,087 and $238,013 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is a minority shareholder.

During 2013 and 2012, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company for operations.  The Company and Chandran also share certain members of executive management and certain employees.  At December 31, 2013 and 2012, the Company owed Chandran $1,213,595 and $1,503,447.  These funds are non-interest bearing and due on demand.  During the year ended December 31, 2013, Chandran advanced funds of $2,868,598 to the Company and the Company paid back $3,158,449 to Chandran.  During the year ended December 31, 2012, Chandran advanced $653,573 to the Company.

The Company sold 3D tablets to Chandran totaling $66,000 at a cost of $27,616, and profit of  $38,384 during the year ended December 31, 2013.

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(continued)

5.            Note Payable

During the year ended December 31, 2013, the Company borrowed $100,000 on a six month term with a 60% interest rate.  There was no balance outstanding at December 31, 2013.

6.            Unearned Revenue

During the year ended December 31, 2013, the Company entered into a Master Distribution Agreement for its 3D tablets with an individual.  This individual will distribute 3D tablets through resellers across the country.  At December 31, 2013, the master distributor and resellers advanced $1,375,121 for 3D tablets to be manufactured and distributed in the future.  In addition, prepaid advertisers for the Flightdeck web advertising was $522,832 at December 31, 2013.  These advanced deposits have been included in unearned revenue at December 31, 2013.  The Company has used $416,000 of the tablet advances to prepay tablet production to be delivered in 2014.

7.            Equity

The Company issued 193,833 shares of common stock at $3 per share for a total capital raise of $343,976 during the year ended December 31, 2013.  An investor has subscribed for 10,000 shares at $3 per share, which has been included in the balance sheet as common stock subscriptions at December 31, 2013.

8.            Lease and Obligation Commitments

The Company had an operating lease for building space with monthly payments of $3,466, which expired in April, 2013.  The Company leases its corporate headquarters on a month-to-month basis for $1,650.  The Company also leases office space in Beverly Hills, California for $2,220 per month under a one-year operating lease which began in February, 2014.  The Company also has a $120,000 annual obligation to Guy Robert, a consultant, for future development services through September 2014.  Details of the lease commitment and future payments in 2014 and beyond are as follows:

		Future					Total
	Expense	Expenses				After	Future
	2013	2014	2015	2016	2017	2018	Expenses

Adversor consulting agreement	120,000	90,000					210,000

Office lease		24,420	2,220				26,640

Office lease	16,392						16,392

TOTAL	136,392	114,420	2,220	0	0	0	236,640

INDEX

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(continued)

9.            Legal Matters

The Company was involved in litigation in Colorado.  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The case was settled on December 24, 2012.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs shareholders, which amounted to 10,780 shares, were cancelled in 2013.

10.            Commitments and Contingencies

On September 23, 2011, the Company entered into an independent contractor agreement with Guy Robert, a Board member and key development consultant.  The term of the agreement was for three years at an annual payment of $120,000 to Adversor, a company 49% owned by Guy Robert, with an option agreement granting the following tranches of contingent stock options with an exercise price of $0.001 per share:  3,000,000 on April 1, 2011, 2,667,000 on April 1, 2012, 2,667,000 on April 1, 2013, 2,667,000 on April 1, 2014, and 2,667,000 upon severance of this agreement, excluding severance of the term of this agreement.  The options will be issued and exercised upon the average daily trading volume exceeding 500,000 for the prior 90 days, which has never occurred since the inception of this agreement.  Guy Robert, is also to receive performance based compensation for all deals, projects, and assets that he initiates.  The performance compensation shall be 2.5% of the net realizable value brought into the Company, which has been zero thus far.

11.              Subsequent Events

These financial statements have been prepared based upon subsequent events reviewed through April 15, 2014, the date of issuance of these financial statements.

INDEX

Item 9.        Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

The Company does not have any disagreements with our current accountant or financial officers at this time. There was no outstanding disagreement with accounting principles, or practices, and Ronald Chadwick, P.C. is authorized to discuss all matters with the new certifying accountant, Cutler & Co. L.L.C.  Furthermore, in the accounting report dated April 15, 2014, Cutler and Co. LLC  included an explanatory paragraph indicating that there is a substantial doubt about the Company’s ability to continue as a going concern.

Item 9A.     Controls And Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who also functions as our Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934), as of December 31, 2013.   Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  The design of any system of controls also is based in part on certain assumptions regarding the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Given these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their stated goals under all potential future conditions.

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

INDEX

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company,
●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that the Company did maintain effective internal control over financial reporting as of December 31, 2013.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

INDEX

PART III

Item 10.   Directors, Executive Officers And Corporate Governance.

The following individuals were serving as our executive officers and directors on December 31, 2013:

Name	Age	Position

Guy M. Robert8	50	Chief Development Officer and Director
Neil Chandran	42	President, CEO, and CFO
Raj Ponniah9	38	Secretary and Director

Guy M. Robert -  Mr. Robert served as the President, Chief Executive Officer, Chief Financial Officer and a Director of Sungame until the Company’s merger with Freevi Corporation. He also serves as President of Adversor, Inc., a beneficial owner of Sungame Corporation, since incorporation. After a career in IT consulting and Global Product Management for Ericsson 1989-1992 and Vodafone from 1992-1995, Mr. Robert has focused his entrepreneurial spirit and management capabilities within the international IT community. He established and was a Director or CEO of companies such as XPonCard Thailand Ltd.1999-2004, MobylNet SL, Spain, 2002-2005 and Communication Information Services 2000-2004 which was acquired by a publicly listed group. Mr. Robert is a Market Economist, graduated from the Stockholm Market Institute. Mr. Robert resigned as a director on 3 September 2013.

Neil Chandran – President, CEO and CFO.  For the past 20 years, Mr. Chandran has been involved in the interactive media industry. In 1990, Neil founded Intent Communications, a telecommunications firm that specialized in Interactive Voice Response (IVR) programs for 800 and 900 numbers – the predecessor to the modern day Internet. In 1995, he co-founded IEM, Interactive Electronic Media Inc., which developed video-streaming technology long before the feature was commonplace throughout the web. His experience with video led to the launch of Energy TV in 2006, his first broadcast television program and the flagship media property of CHMI. Also formed in 2006, CHMI was the holding company and licensor of Chandran’s concepts. Since then CHMI has raised and generated almost $40 Million through its various media properties. Mr. Chandran lives in Las Vegas  Mr. Chandran holds a Bachelor of Management Degree from the University of Lethbridge, Alberta, Canada.

Raj Ponniah – Director.  Started his education in electronic engineering and transferred into the business division at Fullerton College. Founded his first company in 1994 servicing local attorneys and paralegals in Southern California area and grew to one of the most trusted servers in the special needs division. In 1998, Raj went on into the auto industry where he opened up the first Daewoo car dealerships in Toronto, Canada. After selling the dealership Raj spent the next decade in finance, starting from running a small savings and loan in Southern California to running and owning a call center in the subprime mortgage industry servicing loans in over 40 states in the Union. Once the industry took a turn, Raj consulted for a few start up broker companies until he found himself recreated by CHMI to open up the retail division of CHMI in the US market which eventually morphed into the vidirectory, an online geotargeted video directory system for local business and the LOFT, a retail co-working space for local production and development teams.   Mr. Ponniah started his education in Electronical Engineering from DeVry Institute and made his way over to Business Management at Fullerton College. Mr. Ponniah resigned as our Chief Operating Officer in 2012 and resigned as director and secretary on 29 November 2013.

____________

8   Resigned as a director on Tuesday, 3 September 2013 [see 8K dated 9 September 2013]
9   Resigned as a director and secretary on Friday, 29 November 2013 [see 8K dated 3 December 2013]

INDEX

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

The Company has not adopted a code of ethics to date because there are too few Officers, Directors and key employees to proceduralize behavior and independent reporting.

All directors serve for a term of one year or until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

Since the Board of Directors has historically and will in the immediate future consist of only a small number of members, we have not formed any Board Committees.  All matters relating to audit, compensation, nominations and corporate governance are considered and acted upon by the entire Board of Directors.

No Board member, or executive officer, is known to have been convicted of any crime, excluding any traffic violations and other minor offenses, if any, or have had an adverse adjudication by a Self Regulated organization having jurisdiction or an inhibitive order inhibiting any Director or Executive Officer from any financial activity, or have had a discharge in bankruptcy, all within the previous ten years from the date of this filing.

Promoters

(None)

Item 11.      Executive Compensation.

Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and the four other most highly compensated executive officers for the years ended December 31, 2013 and 2012 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE
							Non-Qualified
						Non-Equity	Deferred
Name & Principal				Stock	Option	Incentive Plan	Compensation	All Other
Position	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Neil Chandran	2013	$96,689	0	90,500	0	0	0	0	187,189
	2012	$19,240	0	0	0	0	0	0	19,240
Guy Robert	2013	120,000	0	0	0	0	0	0	120,000
	2012	$120,000	0	0	0	0	0	0	120,000
Raj Ponniah	2013	0	0	0	0	0	0	0	0
	2012	34,750	0	0	0	0	0	0	34,750

INDEX

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2013
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Neil Chandran	0	0	0	0	0	0	0	0	0
Guy Robert	0	0	0	0	0	0	0	0	0
Raj Ponniah	0	0	0	0	0	0	0	0	0

Employment Contracts

We have one employment contract with Guy Robert.

We have made no Long Term Compensation payouts.

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Guy Robert	0	0	0	0	0	0	0
Neil Chandran	0	0	0	0	0	0	0
Raj Ponniah	0	0	0	0	0	0	0

INDEX

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

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.

The following table and the notes thereto set forth information, as of December 31, 2013 (except as otherwise set forth herein), concerning beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of common stock by: (i) each director of the Company, (ii) each executive officer (iii) all executive officers and directors as a group, and (iv) each holder of 5% or more of the Company’s outstanding shares of common stock.

Name and Address of Beneficial Owner10 (All shares are common voting shares)	Number of Shares of common stock Beneficially Owned11	Percentage of common stock Outstanding12
Chandran Media Holdings Inc.	165,000,000	92.82%
Neil Chandran, President, CEO, CFO (voting power only)	165,000,000	92.82%
Raj Ponniah, Secretary and Director (resigned)	1,300,000	0.01%
Guy M. Robert13, Chief Development Officer and Director (resigned)	95,000	0.01%
Owen Cran, Comptroller	875,000	0.4922%
Officers and Directors as a group	167,270,000	93.33%

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	-0-	-0-	-0-
Equity compensation plans not approved by shareholders14	8,334,00014	$0.001	5,334,00014
Total	-0-	-0-	-0-

_____________

10      Unless otherwise stated above, the address of beneficial owner is c/o Sungame Corporation, 3091 West Tompkins Avenue, Las Vegas, Nevada 89103.
11     Beneficial ownership of each person is shown as calculated in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, which includes all securities that the person, directly, or indirectly through an contract, arrangement, understanding, relationship or otherwise has or shares voting power which includes the power to vote or direct the voting of a security, or investment power, which includes the power to dispose, or direct the disposition of such security.
12     Based on 177,758,067 shares of common stock outstanding as of December 31, 2013.
13     Guy Robert is the beneficiary of 62,500 shares indirectly through Adversor, Inc., as president thereof.
14     One employment agreement with Guy Robert includes an equity option, which dates to the merger of Freevi and Sungame. In the employment agreement, the options are only exercisable upon a trading volume of 500,000 average daily volume.

INDEX

Item 13.   Certain Relationships And Related Transactions, And Director Independence.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest within the fiscal and calendar year 2013.

None

Item 14.    Principal Accounting Fees And Services.

Principal Accounting Fees and Services
	Audit Fees		Audit Related Fees		Tax Fees		All Other Fees
	2012	2013	2012	2013	2012	2013	2012	2013
Ronald Chadwick, P.C.	$12,992	$14,045
Cutler & Co., L.L.C.15

Preapproval Policy

Our Board of Directors’ current policy is to pre-approve all audit and non-audit services that are to be performed and fees to be charged by our independent auditor to assure that the provision of these services does not impair the independence of the auditor.  Our board pre-approved all audit and non-audit services rendered by our principal accountant in 2013 and 2012.

______________

15     Cutler & Co. L.L.C. was paid $4,000 as a retainer for audit services in 2014 for the 2013 audit.

INDEX

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of December 31, 2013 are filed as part of this report.

(1)   Financial statements of the Company and its subsidiaries.

(2)   Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(A) EXHIBITS.

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.	Description of Exhibits

3.01	Certificate of Incorporation15
3.01(a)	Certificate of Amendment of Certificate of Incorporation16
3.02	By-laws17
3.02(a)	Certificate of Amendment of Bylaws17
21.1	Subsidiaries17
31.1	Certification pursuant to Sarbanes-Oxley Section 302
32.1	Certification pursuant to 18 U.S.C. Section 1350

____________

15    Incorporated by reference to our Registration Statement on Form S-1 filed with the SEC on May 1, 2009.
16    Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on August 7, 2009.
17    Incorporated by reference to our Registration Statement on Form S-1/A filed with the SEC on January 19, 2010.

INDEX

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

Sungame Corporation:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Neil Chandran
Name:	Neil Chandran
Title:	President, Chief Executive Officer, Principal Accounting Officer, Chief Accounting Officer, Director

Date:	April 15, 2014