Form 10-Q
period 2014-03-31
SunGame Corp
filed 2014-05-23
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   31 March 2014

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☑  NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding
31 March 2014	177,758,067
30 April 2014	177,768,067

Sungame Corp.
 (A Development Stage Company Commencing 21 October 2010)

		Page

PART I-	FINANCIAL INFORMATION	3

ITEM 1-	FINANCIAL STATEMENTS	4

	Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

	Condensed Statement of Operations for the three months ended March 31, 2014, and March 31, 2013 and for the period October 21, 2010 (date of commencement as a development stage company) through March 31, 2014 (unaudited)	5

	Condensed Statement of Cash Flows for the three months ended March 31, 2014, and March 31, 2013 and for the period October 21, 2010 (date of commencement as a development stage company) through March 31, 2014 (unaudited)	6

	Notes to condensed financial statements (unaudited)	7

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4-	CONTROLS AND PROCEDURES	17

PART II-	OTHER INFORMATION	18

ITEM 1-	LEGAL PROCEEDINGS	18

ITEM 1A-	RISK FACTORS	18

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	18

ITEM 4-	MINE SAFETY DISCLOSURES	18

ITEM 5-	OTHER INFORMATION	18

ITEM 6-	EXHIBITS	19

SIGNATURES		19

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

ITEM 1    Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS:

Current Assets:
Cash	$771,491	$237,786
Inventory	313,395	27,795
Prepaid Expenses	757,625	416,000
Total Current Assets	1,842,511	681,581

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(2,063)	(1,955)
Total Fixed Assets	77	185

Capitalized Software
Capitalized Software	500,419	341,419
Accumulated Depreciation	(178,385)	(136,683)
Total Capitalized Software	322,034	204,736

TOTAL ASSETS	$2,164,622	$886,502

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$586,791	$397,212
Related party advances	944,866	1,375,967
Unearned revenue	4,241,661	1,875,253
Total Current Liabilities	5,773,318	3,648,432

TOTAL LIABILITIES	5,773,318	3,648,432

Stockholders' Deficiency:

Preferred stock, $.001 par value;
5,000,000 shares authorized with none outstanding
Common stock subscriptions	30,000	30,000
Common stock, $.001 par value;
300,000,000 authorized with:
177,758,067 shares issued and outstanding	177,758	177,758
Additional paid in capital	151,998	151,998
Accumulated deficit	(3,968,452)	(3,121,686)

Total Stockholders' Deficiency	(3,608,696)	(2,761,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,164,622	$886,502

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

					October 21,
					2010 (Inception of
	Three months ended				Development Stage)
	March 31,				through March 31,
	2014		2013		2014

Revenues	$657,250		$110		$806,722

Cost of goods sold	274,400		-		325,535
Gross profit	382,850		-		481,187

Operating Expenses

Depreciation & amortization	41,809		15,392		179,669
General & administrative	1,187,807		170,002		4,261,683

Total Expenses	1,229,616		185,394		4,441,352

Loss From Operations	(846,766)		(180,284)		(3,960,165)

Other Income and (Expenses)
Interest income	-		-		10
Interest expense	-		(845)		(29,297)
Other income	-		5,000		21,000
Total Other Income and (Expenses)	-		(4,155)		(8,287)

Net Loss	$(846,766)		$(181,129)		$(3,968,452)

Per Share Information
Loss per common share:
Basic and Diluted	$(0.00	) *	$(0.00	) *

Weighted average number
of shares outstanding: Basic and Diluted	177,758,067		177,575,014

* Denotes a loss of less than $(0.01) per share

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

			October 21, 2010
			(Inception of
			Dev. Stage)
	Three months ended		Through
	March 31,		March 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net Loss	$(846,766)	$(181,129)	$(3,968,452)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	41,809	15,392	179,669
Stock issued for licensing agreement			165,000
Compensatory stock issuances			102,825
Inventory	(285,600)		(313,395)
Unearned revenue	2,366,408		4,241,661
Prepaid expenses	(341,625)	(30,000)	(757,625)
Accounts payable	189,579	2,495	466,073
Accrued liabilities		(5,209)	(356)
Net cash provided by (used for)
operating activities	1,123,805	(198,451)	115,440

Cash Flows from Investing Activities		-
Investment in capitalized
software	(159,000)	-	(500,419)
Net cash used for
investing activities	(159,000)	-	(500,419)

Cash Flows from Financing Activities
Common stock issued			343,976
Common stock subscriptions			30,000
Related party advances	1,760,194	167,579	782,494
Related party payments	(2,191,294)
Borrowings on notes payable		40,000	100,000
Payments on notes payable			(100,000)
Net cash provided by (used for)
financing activities	(431,100)	207,579	1,156,470

Net Increase In Cash	533,705	9,128	771,491

Cash At The Beginning Of The Period	237,786	2,604	-
		-
Cash At The End Of The Period	$771,491	$11,732	$771,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$-	$845	$29,297
Cash paid for income taxes	$-	$-	$-

NON-CASH TRANSACTIONS
Stock issued for merger and consulting services	$-	$-	$177,325
Net liabilities assumed in the merger	$-	$-	$282,045

The accompanying notes are an integral part of these condensed unaudited financial statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Basis of Presentation

The interim financial statements of Sungame Corporation (“we”, “us”, “our” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements.

The financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the entire fiscal year or for any other period.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

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

Inventory

Inventory consists of 3-D tablets produced in Asia and are stated at cost, on a first-in, first-out basis, at the lower of cost or market.

Equipment

Equipment, when acquired, is stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

(continued)

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the estimated life of the related assets. Capitalized software costs were $341,419 in prior years for two products that have proven technological feasibility. There were $159,000 of capitalized software costs for the development of the tablet platform portal during the three months ended March 31, 2014.

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

At March 31, 2014 and 2013, the Company had net operating loss carry-forwards of approximately $3,968,000 and $1,789,000, which begin to expire in 2026.  At March 31, 2014 and 2013 the Company had deferred tax assets of approximately $1,389,000 and $662,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

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

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the three months ended March 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $846,766 and $181,129 for the three months ended March 31, 2014 and 2013, respectively, and an accumulated deficit of $3,968,452 as of March 31, 2014. As of December 31, 2013 the accumulated deficit was $3,121,686. At March 31, 2014, the Company’s total current liabilities exceed total current assets by $3,930,808.  At December 31, 2012 this amount was $2,966,851.

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

4.            Related Party Transactions

Two former principals of Freevi Corporation and shareholders of the Company have consulting agreements with the Company. Guy Robert, the Company’s Chief Development Officer, entered into an independent contractor agreement with the Company on September 23, 2011 for three years at an annual payment of $120,000 which is paid to Adversor, a company 49% owned by Guy Robert. Neil Chandran, the Company’s Chief Executive Officer provides monthly consulting services to the Company and was paid $87,981 and $16,148 for the three months ended March 31, 2014 and 2013, respectively.

At March 31, 2014 and December 31, 2013 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at March 31, 2014 and December 31, 2013 was $282,087 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is a minority shareholder.

During the three months ended March 31, 2014 and 2013, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company to finance operations.  The Company and Chandran also share certain members of executive management and certain employees.  At March 31, 2014 and 2013, the Company owed Chandran $782,494 and $1,213,595.  These funds are non-interest bearing and due on demand.  During the three months ended March 31, 2014, Chandran advanced funds of $1,760,194 to the Company and the Company paid back $2,191,294 to Chandran.  During the three months ended March 31, 2013, Chandran advanced $167,579 to the Company.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

(continued)

5.            Note Payable

During the three months ended March 31, 2013, the Company borrowed $40,000 on a six month term with a 60% interest rate.  The loan was paid off by December 31, 2013.

6.            Unearned Revenue

During the year ended December 31, 2013, the Company entered into a Master Distribution Agreement for its 3D tablets with an individual.  This individual will distribute 3D tablets through resellers across the country.  At March 31, 2014 and December 31, 2013, the master distribution and resellers advanced $3,718,829 and $1,352,421, respectively, for 3D tablets to be manufactured and distributed in the future.  During the quarter ended March 31, 2014, the Master Distributor advanced $3,434,364 of which $434,245 was refunded due to delays in obtaining tablets from the Asian manufacturer which have continued into the second quarter of 2014 but are expected to be corrected by December 31, 2014.  In addition, prepaid advertisers for the Flightdeck web advertising was $522,832 at March 31, 2014 and December 31, 2013. These advanced deposits have been included in unearned revenue at March 31, 2014 and December 31, 2013.  The Company has used $757,625 and $416,000 at March 31, 2014 and December 31, 2013, respectively, of the tablet advances to prepay tablet production to be delivered in 2014.

7.            Equity

An investor has subscribed for 10,000 shares at $3 per share, which has been included in the balance sheet as common stock subscriptions at March 31, 2014 and December 31, 2013.  These shares were issued in early April, 2014.

8.            Lease and Obligation Commitments

The Company had an operating lease for building space with monthly payments of $3,466, which expired in April, 2013.  The Company leases its corporate headquarters on a month-to-month basis for $1,650.  The Company also leases office space in Beverly Hills, California for $2,220 per month under a one-year operating lease, which began in February, 2014.  The Company has preordered approximately 1,700 tablets at $400 per unit and will take delivery in the second quarter of 2014.  The Company also has a $120,000 annual obligation to Guy Robert, a consultant, for future development services through September 2014.  Details of the lease commitment and future payments in 2014 and beyond are as follows:

		Future					Total
	Expense	Expenses				After	Future
	2014	2014	2015	2016	2017	2018	Expenses

Table purchase obligations		680,000					680,000

Adversor consulting agreement	30,000	60,000					60,000

Office lease	4,440	17,760	2,220				19,980

TOTAL	34,440	757,760	2,220	0	0	0	759,980

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
AND THE PERIOD FROM OCTOBER 21, 2010 (INCEPTION OF DEVELOPMENT STAGE) TO MARCH 31, 2014

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

11.              Subsequent Events

The 10,000 shares for the stock subscription at $3.00 per share were issued in April, 2014.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through May 23, 2014, the date of available issuance of these unudited financial statements. The Company determined that other than as disclosed above, there were no material reportable subsequent events to be disclosed.

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

The Company had 5 full time employees as of 31 March 2014.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the quarter ended March 31, 2014 and March 31, 2013 and for the period from inception (October 21, 2010) to March 31, 2014 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our future financial position, results of operations, and operating cash flows.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since our inception in on October 11, 2010.  We have an accumulated deficit of $3,968,452 and a working capital deficiency $3,930,908 as of March 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through March 31, 2014, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

We have incurred significant losses and negative cash flows from operations since our inception in on October 11, 2010.  We have an accumulated deficit of $3,968,452  and a working capital deficiency $3,930,908 as of March 31, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through March 31, 2014, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

Results of Operations - For the three months ended March 31, 2014 compared to the three months ended March 31, 2013;

Revenues

We generated revenue of $657,250 for the three months ended March 31, 2014, versus revenue of $110 for the three months ended March 31, 2013.  All of the revenue for the three months ended March 31, 2014 is from tablet sales.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $657,250 and $274,400 for the three months ended March 31, 2014.  There were no tablet sales during the three months ended March 31, 2013 as we did not begin selling tablets until the second quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $1,187,807 and $170,002 for the three months ended March 31, 2014 and 2013, respectively.  This increase of $1,017,805 was primarily due to an increase in conference and tradeshows as the company develops exposure for its new tablet product totaling $192,719, an increase in consulting fees of $381,817 primarily due to capital raising activities, an increase in travel, and entertainment expense of $115,736, and an increase in legal fees primarily due to a yet to be filed registration statement of $131,293.

Interest Expense

Interest expense was $0 and $845 for the three months ended March 31, 2014 and 2013, respectively.  This decrease of $845 was primarily due to no borrowing during the three months ended March 31, 2014.

Net Loss

Net loss was $846,766 and $181,129 for the three months ended March 31, 2014 and 2013, respectively.  This increase in net loss of $665,637 was attributable to the changes in the revenue and expense captions as described above.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

Contractual Obligations	Payments due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Tablet purchase obligations	680,000	680,000
Long Term Debt Obligations	60,000	60,000
Capital Lease Obligations
Operating Lease Obligations	19,980	19,980
Other Long Term Liabilities Reflected on the Company’s Balance Sheet under GAAP
Totals	759,980	759,980

Going Concern

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

The Company believes in the viability of its strategy to generate revenues and profitability and in its ability to raise additional funds, and believes that the actions presently being taken by the Company provide the opportunity for it to continue as a going concern.  However, the Company can give no assurance that such financing will be available on terms advantageous to it, or at all.  Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all of its operational activities.  The accompanying unaudited condensed financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Item 2         Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3         Defaults upon Senior Securities

None

Item 4          Mine Safety Disclosures

Not Applicable

Item 5          Other Information

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

Dated:   23 May 2014

Las Vegas, Nevada

SUNGAME CORPORATION

By: /s/    Neil Chandran
Name:    Neil Chandran
Title:      Principal Executive Officer,
               Principal Accounting Officer, Director