Form 10-Q
period 2014-06-30
SunGame Corp
filed 2014-09-18
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ YES  ☑  NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding

June 30, 2014	177,768,067
September 18, 2014	177,793,067

THE COMPANY IS FILING THIS QUARTERLY REPORT, FOR THE 2ND QUARTER FOR 2014, SUBJECT TO MATERIAL ADJUSTMENTS PENDING THE INTERNAL ACCOUNTING REVIEW, AND ANTICIPATED RESTATEMENTS, FOR THE REPORTING PERIODS OF THE 2013 ANNUAL REPORT, THE 2014 1ST QUARTER REPORT, AND THE 2014 2ND QUARTER REPORT, WHICH WILL PROBABLY RESULT IN IN SIGNIFICANT AND MATERIAL DIFFERENCES IN THE AFOREMENTIONED FINANCIAL STATEMENTS.

THE COMPANY IS MAKING THIS PERIODIC REPORT ANTICIPATING THAT IT WILL BE RESTATED, LIKELY TO A SIGNIFICANT AND MATERIAL DEGREE, BECAUSE UNDER FINRA RULES IF THE COMPANY DOES NOT FILE ITS PERIODIC REPORT FOR THE 2ND QUARTER OF 2014 BY 19 SEPTEMBER 2014, THE COMPANY WILL HAVE ITS LISTING DOWNGRADED TO THE PINKSHEETS FOR A MANDATORY PERIOD OF ONE YEAR.  THE COMPANY IS CURRENTLY PERFORMING AN INTERNAL ACCOUNTING REVIEW WHICH IS NOT EXPECTED TO BE COMPLETED BY 19 SEPTEMBER 2014, BUT IS NECESSARY AS A PRECURSOR FOR THE ANTICIPATED RESTATEMENTS OF THE FOLLOWING REPORTS: 10K 2013; Q1 2014; AND Q2 2014.  IN THIS FILING, WHICH THE READER IS CAUTIONED NOT TO RELY UPON, THE COMPANY IS ATTEMPTING TO COMPLY WITH FINRA RULES, NOT PROVIDE READERS WITH POTENTIALLY MISLEADING FINANCIAL INFORMATION, AND SIMULTANEOUSLY PRESERVING THE COMPANY’S LISTING INTEGRITY, WHICH IT FEELS IS BENEFICIAL TO THE SHAREHOLDERS.

IN SUMMATION, THE COMPANY IS FILING THIS REPORT TO COMPLY WITH REGULATIONS, AND CAUTIONS READERS NOT TO RELY UPON THE FINANCIAL STATEMENTS HEREIN AS THEY ARE ANTICIPATED TO BE MATERIALLY RESTATED. PLEASE SEE THE FINRA COMMUNICATION EXHIBITED HERETO FOR FURTHER INFORMATION.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Sungame Corp.
 (A Development Stage Company Commencing 14 November 2006)

		Page

PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	5

	Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	5

	Condensed Statement of Operations for the six months ended June 30, 2014, and June 30, 2013 and for the three months ended June 30, 2014 and June 30, 2013 (unaudited)	6

	Condensed Statement of Cash Flows for the six months ended June 30, 2014, and June 30, 2013	7

	Notes to Condensed Financial Statements (unaudited)	8

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4-	CONTROLS AND PROCEDURES	19

PART II-	OTHER INFORMATION	20

ITEM 1-	LEGAL PROCEEDINGS	20

ITEM 1A-	RISK FACTORS	20

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	20

ITEM 4-	MINE SAFETY DISCLOSURES	20

ITEM 5-	OTHER INFORMATION	21

ITEM 6-	EXHIBITS	21

SIGNATURES		22

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

PART I – FINANCIAL INFORMATION

THE FINANCIAL INFORMATION SET FORTH BELOW IS SUBJECT TO MATERIAL ADJUSTMENTS THAT WILL BE IDENTIFIED WHEN THE VOLUNTARY INTERNAL ACCOUNTING REVIEW IS COMPLETED, WHICH IS ANTICIPATED TO RESULT IN SIGNIFICANT DIFFERENCES FROM THE FINANCIAL INFORMATION CONTAINED HEREIN.

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

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

ITEM 1 -  Financial Statements

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013

ASSETS:

Current Assets:
Cash	$134,988	$237,786
Inventory	996,195	27,795
Prepaid Expenses	975,550	416,000
Total Current Assets	2,106,733	681,581

Fixed Assets
Office Equipment	2,140	2,140
Accumulated Depreciation	(2,140)	(1,955)
Total Fixed Assets	-	185

Capitalized Software
Capitalized Software	652,218	341,419
Accumulated Depreciation	(232,736)	(136,683)
Total Capitalized Software	419,482	204,736

TOTAL ASSETS	$2,526,215	$886,502

LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:
Accounts Payable	$602,973	$397,212
Related party advances	437,103	1,375,967
Rebates liability	7,481,559	1,875,253
Notes payable	207,359	-
Accrued liabilities	55,000	-
Derivative Liability	100,000
Total Current Liabilities	8,883,994	3,648,432

Stockholders' Deficiency:

Preferred stock, $.001 par value;
5,000,000 shares authorized with none outstanding
Common stock subscriptions		30,000
Common stock, $.001 par value;
300,000,000 authorized with:
177,758,067 shares issued and outstanding, respectively	177,768	177,758
Additional paid in capital	181,987	151,998
Accumulated deficit	(6,717,534)	(3,121,686)

Total Stockholders' Deficiency	(6,357,779)	(2,761,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$2,526,215	$886,502

The accompanying notes are an integral part of these condensed unaudited financial statements.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$0	$7,000	$0	$7,110

Costs and Expenses:
Cost of goods sold	0	3,118	0	3,118
Depreciation & amortization	54,429	15,392	96,238	30,784
General & administrative	2,149,304	345,937	3,437,645	515,939

Total Expenses	2,203,733	364,447	3,533,883	549,841

Loss From Operations	(2,203,733)	(357,447)	(3,533,883)	(542,731)

Other Income and (Expenses)
Interest income	5,017	-	5,017	-
Interest expense	(66,982)	(8,563)	(66,982)	(9,408)
Other income	-	16,000	-	21,000
	(61,965)	7,437	(61,965)	11,592

Net Loss	$(2,265,698)	$(350,010)	$(3,595,848)	$(531,139)

Per Share Information
Loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number
of shares outstanding	177,768,067	177,592,548	177,763,026	177,587,794

The accompanying notes are an integral part of these condensed unaudited financial statements.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

	Period ended
	June 30,
	2014	2013

Cash Flows from Operating Activities
Net Loss	$(3,595,848)	$(531,139)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation and amortization	96,238	30,784
Compensatory stock issuances		90,500
Inventory	(968,400)	(23,161)
Rebates liability	5,606,306
Prepaid expenses	(559,550)	(28,677)
Accounts payable	205,761	(38,371)
Accrued liabilities	-	(2,269)
Net cash provided by (used for)	839,506	(421,053)
operating activities

Cash Flows from Investing Activities
Investment in capitalized
software	(310,799)	-
Net cash used for investing activities	(310,799)	-

Cash Flows from Financing Activities
Common stock issued		31,974
Common stock subscriptions		268,000
Related party advances	3,690,908	282,952
Related party payments	(4,629,772)	(150,000)
Borrowings on notes payable	311,275	40,000
Payments on notes payable	(103,916)	(15,885)
Derivative liability	100,000
Net cash provided by (used for) financing activities	(631,505)	457,041

Net Increase (Decrease) In Cash	(102,798)	35,988

Cash At The Beginning Of The Period	237,786	2,604
		-
Cash At The End Of The Period	$134,988	$38,592

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$41,982	9,408
Cash paid for income taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued on common stock
subscriptions	30,000	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

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

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Basis of Presentation

The interim financial statements of Sungame Corporation (“we”, “us”, “our” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

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

The financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. The results of operations for the six months ended June 30, 2014 and 2013 are not necessarily indicative of the entire fiscal year or for any other period.

Summary of Significant Accounting Policies

Development Stage Company

We are in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statement of operations, stockholders’ deficit and cash flows disclosed activity since the date of our Inception (October 21, 2010) as a development stage company.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. We have elected to early adopt these provisions and consequently these additional disclosures are not included in these financial statements.

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

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

Inventory

Inventory consists of 3-D tablets produced in Asia and are stated at cost, on a first-in, first-out basis, at the lower of cost or market.

Equipment

Equipment, when acquired, is stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the estimated life of the related assets. Capitalized software costs were $341,419 in prior years for two products that have proven technological feasibility. There was $310,799 of capitalized software costs for the development of the tablet platform portal during the six months ended June 30, 2014.

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

At June 30, 2014 and 2013, the Company had net operating loss carry-forwards of approximately $6,718,000 and $3,122,000, which begin to expire in 2026.  At June 30, 2014 and 2013 the Company had deferred tax assets of approximately $2,351,000 and $1,093,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities are stock options for 11,001,000 shares (see Note 10) which were not considered outstanding shares because the effect would have been anti-dilutive.

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

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the six months ended June 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $3,595,848 and $531,139 for the six months ended June 30, 2014 and 2013, respectively, and an accumulated deficit of $6,717,534 as of June 30, 2014. As of December 31, 2013 the accumulated deficit was $3,121,686. At June 30, 2014, the Company’s total current liabilities exceed total current assets by $6,777,261.  At December 31, 2013 this amount was $2,966,851.

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

4.            Related Party Transactions

Two former principals of Freevi Corporation and shareholders of the Company have consulting agreements with the Company. Guy Robert, the Company’s Chief Development Officer, entered into an independent contractor agreement with the Company on September 23, 2011 for three years at an annual payment of $120,000 which is paid to Adversor, a company 49% owned by Guy Robert. Neil Chandran, the Company’s Chief Executive Officer provides monthly consulting services to the Company and was paid $260,454 and $109,747 for the six months ended June 30, 2014 and 2013, respectively.

At June 30, 2014 and December 31, 2013 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at June 30, 2014 and December 31, 2013 was $282,087 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is a minority shareholder.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

During the six months ended June 30, 2014 and 2013, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company to finance operations.  The Company and Chandran also share certain members of executive management and certain employees.  At June 30, 2014 and 2013, the Company owed Chandran $274,731 and $1,213,595.  These funds are non-interest bearing and due on demand.  During the six months ended June 30, 2014, Chandran advanced funds of $3,690,908 to the Company and the Company paid back $4,629,772 to Chandran.  During the six months ended June 30, 2013, Chandran advanced $282,952 to the Company.

5.            Notes Payable

The Company has four short-term notes payable outstanding at June 30, 2014 as follows:

Date Borrowed	Note Amount	Interest Rate	Maturity Date

6/17/14	$ 40,000	60%	12/17/14
4/24/14	150,000	108%	8/24/14
6/15/14	125,000	110%	8/24/14
6/17/14	75,000	141%	6/17/15

Neil Chandran, the Company’s CEO and President, has personally guaranteed the $40,000 note by pledging 315,000,000 Class B shares of Chandran.

The $150,000 note is a pledge of future receivables and has been accounted for as a borrowing.  The Company remits 10.251% of its products and receives sales each day or a minimum of $2,552 per day until the Company has paid back a total of $207,000.  The note matures on August 24, 2014.  The $125,000 note is also a pledge of future receivables and has been accounted for as a borrowing.  The Company remits $2999 daily for 63 business days until the Company has paid back $187,375.  The $75,000 note is an 8% Convertible Redeemable Note maturing on June 17, 2015.  The note holder is entitled, at its option, at any time after 180 days to convert all or any amount of the principal face amount of this Note outstanding into shares of the Company’s company stock at a price for each share of common stock equal to 58% of the lowest closing bid price of the common stock as reported on the OTCQB marketplace, which the Company’s shares are traded or any market upon which the common stock may be traded in the future, for the ten prior trading days, including the day upon which the Notice of Conversion is delivered by fax or other electronic method.  This conversion feature into shares of common stock at a discounted market price is a derivative with a fair value of $100,000 using the recorded Black Sholes formula with an interest rate of .12%, a one year term and at a volatility of 204%.  The related discount of $100,000 has been bifocated with $75,000 of discount offsetting the $75,000 note payable and interest expense of $25,000 being amortized.

6.            Rebates Liability

During the year ended December 31, 2013, the Company entered into a Master Distribution Agreement for its 3D tablets.  This Master Distributor incentivized many potential resellers with the promise of a 3D tablet for each $1,000 advanced to the Company, an additional rebate for this same advanced amount to the Company, and a few potential resellers were also promised $500 educational grants. The Company has incurred a rebates liability of $7,481,559 and $1,875,253 at June 30, 2014 and December 31, 2013, respectively, and an educational grant liability of $55,000 at June 30, 2014.  The Company has used $975,550 and $416,000 at June 30, 2014 and December 31, 2013, respectively, of the tablet advances to prepay tablet production with an Asian manufacturer to be delivered later in 2014. The promotional 3D tablet, rebate, and educational grants are the subject of an internal accounting review, the results of which will lead to material restatements of the annual report for 2013, and the first and second quarterly reports of 2014.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

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

		Future					Total
	Expense	Expenses				After	Future
	2014	2014	2015	2016	2017	2018	Expenses

Tablet purchase obligations		975,500					975,500

Adversor consulting agreement	60,000	30,000					30,000

Office lease	11,100	13,920	2,220				15,540

TOTAL	71,100	1,019,470	2,220	0	0	0	1,021,090

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

10.            Commitments and Contingencies

On September 23, 2011, the Company entered into an independent contractor agreement with Guy Robert, a Board member and key development consultant.  The term of the agreement was for three years at an annual payment of $120,000 to Adversor, a company 49% owned by Guy Robert, with an option agreement granting the following tranches of contingent stock options with an exercise price of $0.001 per share:  3,000,000 on April 1, 2011, 2,667,000 on April 1, 2012, 2,667,000 on April 1, 2013, 2,667,000 on April 1, 2014, and 2,667,000 upon severance of this agreement, excluding severance of the term of this agreement.  The options will be issued and exercised upon the average daily trading volume exceeding 500,000 for the prior 90 days, which has never occurred since the inception of this agreement.  Guy Robert is also to receive performance based compensation for all deals, projects, and assets that he initiates.  The performance compensation shall be 2.5% of the net realizable value brought into the Company, which has been zero thus far.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(continued)

11.              Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through September 18, 2014, the date of available issuance of these unaudited financial statements.  On Thursday, August 14, 2014, Sungame’s Board of Directors and management concluded that previously issued financial statements and related disclosures in the Company’s annual report on form 10K for the period ended December 31, 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on form 10-Q for the period ended March 3,1 2014, filed with the SEC on May 23, 2014, should not be relied upon.

The Company’s independent public accountants raised concerns with the Company as to the effective operation of its controls and procedures relating to revenue recognition.  The Company engaged outside counsel to conduct an internal investigation once it became aware of the situation.  The internal investigation concluded that due to lack of communication between departments, the accounting department had been unaware of all the terms and conditions in respect of right to return product, rebate programs and educational grant incentives associated with funds received by the Company.  As a consequence of this material accounting error, all items previously recognized as revenue and deferred revenue for the above-mentioned periods will be restated as rebate liability, advances payable, or debt.  Further clarification as to the legal ownership and the quality of product shipped in return for funds received is in progress.

Based on the findings of the internal investigation, the Company’s independent public accountant advised the Company on Wednesday, August 13, 2014, that disclosure should be made to prevent future reliance on previously issued financial statements and related disclosures in the Company’s annual report for form 10K for the period ended December 3,1 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on form 10-Q for the period ended March 31, 2014, filed with the SEC on May 23, 2014. This matter was disclosed in an 8-K filed on August 28, 2014.

The Company is undertaking a full review of every transaction previously recorded as revenue or deferred revenue that occurred during the relevant periods and legal ownership of all product shipped in return for funds received by the Company.  The Company is working diligently to prepare and file restated reports for the above-mentioned periods as quickly as possible.

The Company will also begin a thorough reevaluation, re-drafting, and reimplementation of its internal controls and procedures.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

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

The Company had four full time employees as of June 30, 2014.

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

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Risks And Uncertainties

We operate in an emerging industry that is subject to market acceptance and technological change. Our operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the life of the related assets.

Revenue Recognition

We recognize revenue from tablet sales when the products are shipped since title to the products has passed when the tablets leave our shipping area.

Long-Lived Assets

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the quarter ended June 30, 2014 and June 30, 2013 and for the period from inception (October 21, 2010) to June 30, 2014 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Liquidity and Capital Resources

We had $134,988 cash as of June 30, 2014 compared to $237,786 at December 31, 2013.  This net decrease of $102,798 consisted of cash provided by operating activities of $839,506 offset by cash used for investing activities of $310,799 and cash used for financing activities of $631,505.  Cash provided by operating activities consisted of advances for tablets from possible resellers of $5,606,306, depreciation and amortization of $96,238, and  an increase in accounts payable of $205,761 offset by our operating loss of $3,595,848 an increase in inventory of $968,400 and an increase in our deposits with our Asian manufacturer of $559,550.  Cash used for investing activities consisted of $310,799 of capitalized software costs for the development of the tablet platform portal. Cash used for financing activities of $631,505 consisted of related party payments of $4,629,772 offset by related party advances of $3,690,908 and notes payable borrowings of $311,275 and a derivative liability of $100,000 offset by notes payable payments of $103,916.

We have incurred significant losses and negative cash flows from operations since our inception in on November 14, 2006.  We have an accumulated deficit of $6,124,953 and a working capital deficiency $6,717,534 as of June 30, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through June 30, 2014, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Results of Operations - For the six months ended June 30, 2014 compared to the three months ended June 30, 2013;

Revenues

We generated revenue of $0 for the six months ended June 30, 2014, versus revenue of $7,110 for the six months ended June 30, 2013.  The revenue of $7,110 for the six months ended June 30, 2013 was our initial tablet sales.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $0 and $0 for the six months ended June 30, 2014 and tablet related sales and costs of sales were $7,110 and $3,118 for the six months ended, June 30, 2013.

General and Administrative Expenses

General and administrative expenses were $3,437,646 and $515,939 for the six months ended June 30, 2014 and 2013, respectively.  This increase of $2,921,707 was primarily due to an increase in consulting fees of $1,001,561 primarily due to capital raising activities, an increase in marketing expenses of $819,400, an increase in selling and support services for tablet sales in Canada of $254,848, an increase in travel, and entertainment expense of $221,783, an increase in legal fees of $164,044 and an increase in our merchant bank fees and bank charges of $119,843.

Interest Expense

Interest expense was $66,982 and $9,408 for the six months ended June 30, 2014 and 2013, respectively.  This increase of $57,574 was primarily due to additional short term borrowings of $311,275 on four notes payable to various lenders and a derivative liability of $100,000 during the six months ended June 30, 2014.  There was only one smaller borrowing during the six months ended June 30, 2013 and was paid back before June 30, 2013.

Net Loss

Net loss was $3,595,848 and $531,139 for the six months ended June 30, 2014 and 2013, respectively.  This increase in net loss of $3,064,609 was attributable to the changes in the revenue and expense captions as described above.

Results of Operations - For the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

We generated revenues for the three months ended June 30, 2014 and three months ended June 30, 2013 of $0 and $7,000, respectively. The revenue of $7,000 for the three months ended June 30, 2013 was for our initial tablet sales.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $0 and $0 for the three months ended June 30, 2014.  Tablet related revenues and cost of sales during the three months ended June 30, 2013 were $7,000 and $3,118.

General and Administrative Expenses

General and administrative expenses were $2,149,304 and $345,937 for the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively.  This increase of $1,803,367 was primarily due to an increase of $619,744 in consulting expenses primarily related to capital raising activities, an increase in marketing expenses of $519,917, an increase of $254,848 in selling and support services for tablet sales in Canada, an increase of $142,618 in in travel and entertainment expenses, an increase in legal fees of $29,979, and an increase in our merchant banking fees and bank charges of $76,992.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Interest Expense

Interest expense was $66,982 and $8,563 for the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively.  This change of $58,419 was primarily due to additional short term borrowings of $271,275 on three notes payable to various lenders and a derivative liability of $100,000 during the three months ended June 30, 2014.

Net Loss

Net loss was $2,265,698 and $350,010 for the three months ended June 30, 2014 and the three months ended June 30, 2013, respectively.  This increase in net loss of $1,915,688 was attributable to the changes in the revenue and expense captions as described above.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

	Payments due by Period

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Short Term Debt Obligations	282,359	282,359
Adversor Consulting Obligation	30,000	30,000
Operating Lease Obligations	15,540	15,540
Purchase Obligations	975,550	975,550
Derivative Liability	100,000	100,000
Totals	1,403,449	1,403,449

Going Concern

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has incurred operating losses and negative operating cash flow since inception and future losses are anticipated.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s plan of operations, even if successful, may not result in cash flow sufficient to finance and expand its business.

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

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide information under this item.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were ineffective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was ineffective as of June 30, 2014.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On Thursday, August 14, 2014, Sungame’s Board of Directors and management concluded that previously issued financial statements and related disclosures in the Company’s annual report on Form 10K for the period ended December 31, 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on Form 10Q for the period ended March 31, 2014, filed with the SEC on May 23, 2014, should not be relied upon.

The Company’s independent public accountants raised concerns with the Company as to the effective operation of its controls and procedures relating to revenue recognition. The Company engaged outside counsel to conduct an internal investigation once it became aware of the situation. The internal investigation concluded that due to a lack of communication between departments, the accounting department had been unaware of all the terms and conditions in respect of right of return product, rebate programs and educational grant incentives associated with funds received by the Company. This is considered a material weakness in internal controls. As a consequence of this material accounting error, all items previously recognized as revenue and deferred revenue for the above-mentioned periods will be restated as rebate liability, advances payable, or debt. Further clarification as to the legal ownership and the quality of product shipped in return for funds received is in progress.

Based on the findings of the internal investigation, the Company’s independent public accountant advised the Company that disclosure should be made to prevent future reliance on previously issued financial statements and related disclosures in the Company’s annual report on Form 10K for the period ended December 31, 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on Form 10Q for the period March 31, 2014 filed with the SEC on May 23, 2014. An 8-K with respect to this matter was filed on August 28, 2014.

The Company is undertaking a full review of every transaction previously recorded as revenue or deferred revenue that occurred during the relevant periods and legal ownership of all product shipped in return for funds received by the Company. The Company is working diligently to prepare and file restated reports for the above-mentioned periods as quickly as possible. The Company will also begin a thorough reevaluation, redrafting, and reimplementation of its internal controls and procedures.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

PART II – OTHER INFORMATION

Item 1          Legal Proceedings

The Company is not a party to, or the subject of, any material pending legal proceedings.

Item 1A       Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds

Securities sold by the Issuer within the past three years which were not registered

Date	Class	Amount	Underwriter	Consideration1	Exemption	Conversion	Use of Proceeds

4/1/14	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.
11/20/13	CS	79,333	None	$238,000	4 (a) (2)	N/A	OPEX & Inv.
9/13/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.
8/23/13	CS	18,000	None	$54,000	4 (a) (2)	N/A	OPEX & Inv.
6/13/13	CS	1,000	None	$3,000	4 (a) (2)	N/A	OPEX & Inv.
5/29/13	CS	7,500	None	$22,500	4 (a) (2)	N/A	OPEX & Inv.
5/23/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.
4/24/13	CS	68,000	None	$204,000	4 (a) (2)	N/A	OPEX & Inv.
4/15/2011	CS	300,000	None	Merger related services	4 (a) (2)	N/A	OPEX2
4/15/2011	CS	25,000	None	Merger related services	4 (a) (2)	N/A	OPEX6

1 No underwriting discounts or commissions are applicable.

2 Shares were issued for services which were expensed by Sungame

Item 3             Defaults upon Senior Securities

None

Item 4             Mine Safety Disclosures

Not Applicable

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

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

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    September 18, 2014
Las Vegas, Nevada

SUNGAME CORPORATION

By: /s/    Neil Chandran
Name:    Neil Chandran
Title:      Principal Executive Officer,
               Principal Accounting Officer, Director

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.