Form 10-Q/A
period 2014-06-30
SunGame Corp
filed 2014-09-25
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

The purpose of this Amendment No. 1 to Sungame Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on September 18, 2014, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

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

SUNGAME CORPORATION

By: /s/    Neil Chandran
Name:    Neil Chandran
Title:      Principal Executive Officer,
               President and Chief Executive Officer,
               Chief Financial Officer and Principal
               Accounting Officer, Director

Date:      September 25, 2014

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Extension Labels Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarter ended June 30, 2014, filed September 18, 2014.
†
In accordance with SEC rules, this interactive data file is deemed “furnished” and not “filed” for purposes of Sections 11 or 12 of the Securities Act of 1933 and Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under those sections or acts.