Form 10-Q
period 2014-09-30
SunGame Corp
filed 2014-11-21
CIK 1462506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☑         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   September 30, 2014

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  ________________ to _______________

Commission File No.   001-36058

Sungame Corp.
  (Exact name of registrant as specified in its charter)

Delaware	**-*******
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3091 West Tompkins Avenue, Las Vegas, NV 89103
 (Address of principal executive office)

Registrant's telephone number: (702) 789-0848

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  .☑   YES  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☑   YES    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐    YES   ☑    NO

Indicate the number of the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of Date	Outstanding

September 30, 2014	177,793,067

November 1, 2014	177,793,067

THE COMPANY IS FILING THIS QUARTERLY REPORT, FOR THE 3RD QUARTER FOR 2014, SUBJECT TO MATERIAL ADJUSTMENTS PENDING THE INTERNAL ACCOUNTING REVIEW, AND ANTICIPATED RESTATEMENTS, FOR THE REPORTING PERIODS OF THE 2013 ANNUAL REPORT, THE 2014 1ST, 2ND, AND 3RD QUARTERLY REPORTS, WHICH WILL PROBABLY RESULT IN IN SIGNIFICANT AND MATERIAL DIFFERENCES IN THE AFOREMENTIONED FINANCIAL STATEMENTS.

THE COMPANY IS MAKING THIS PERIODIC REPORT ANTICIPATING THAT IT WILL BE RESTATED, LIKELY TO A SIGNIFICANT AND MATERIAL DEGREE, BECAUSE UNDER FINRA RULES IF THE COMPANY DOES NOT FILE ITS PERIODIC REPORT FOR THE 3RD QUARTER OF 2014 BY 14 NOVEMBER 2014, THE COMPANY WILL HAVE ITS LISTING DOWNGRADED TO THE PINKSHEETS FOR A MANDATORY PERIOD OF ONE YEAR.  THE COMPANY IS CURRENTLY PERFORMING AN INTERNAL ACCOUNTING REVIEW WHICH IS NOT EXPECTED TO BE COMPLETED BY 14 NOVEMBER 2014, BUT IS NECESSARY AS A PRECURSOR FOR THE ANTICIPATED RESTATEMENTS OF THE FOLLOWING REPORTS: 10K 2013; Q1, Q2, AND Q3 OF 2014.

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

SUNGAME CORP.

 (A Development Stage Company Commencing 14 November 2006)

		Page

PART I-	FINANCIAL INFORMATION	4

ITEM 1-	FINANCIAL STATEMENTS	5 to 19

	Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	5 to 6

	Condensed Statement of Operations for the nine months ended September 30, 2014, and September 30, 2013 and for the three months ended September 30, 2014 and September 30, 2013 (unaudited)	7

	Condensed Statement of Cash Flows for the nine months ended September 30, 2014, and September 30,2013 (unaudited)	8 to 9

	Notes to Condensed Financial Statements (unaudited)	10 to 19

ITEM 2-	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20 to 24

ITEM 3-	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4-	CONTROLS AND PROCEDURES	24

PART II-	OTHER INFORMATION	26

ITEM 1-	LEGAL PROCEEDINGS	26

ITEM 1A-	RISK FACTORS	26

ITEM 2-	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	26

ITEM 3-	DEFAULT UPON SENIOR SECURITIES	27

ITEM 4-	MINE SAFETY DISCLOSURES	27

ITEM 5-	OTHER INFORMATION	27

ITEM 6-	EXHIBITS	28

SIGNATURES

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes Oxley Act

Exhibit 32.2	Certification Pursuant to Section 906 of the Sarbanes Oxley Act

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

ITEM 1   Financial Statements –

SUNGAME COPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013

ASSETS:

Current Assets:

Cash	$258,374	$237,786

Inventory	0	27,795

Prepaid Expenses	967,542	416,000

Total Current Assets	1,225,916	681,581

Fixed Assets

Office Equipment	2,140	2,140

Accumulated Depreciation	(2,140)	(1,955)

Total Fixed Assets	0	185

Capitalized Software

Capitalized Software	706,468	341,419

Accumulated Depreciation	(291,608)	(136,683)

Total Capitalized Software	414,860	204,736

TOTAL ASSETS	$1,640,776	$886,502

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

SUNGAME COPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2014	2013
LIABILITIES AND STOCKHOLDERS' DEFICIENCY:

Current Liabilities:

Accounts Payable	$597,255	$397,212

Related party advances	227,205	1,375,967

Unearned revenue	640,124	-

Rebates liability	8,365,521	1,875,253

Notes payable	280,153	-

Derivative Liability	100,000	-

Total Current Liabilities	10,265,258	3,648,432

Stockholders' Deficiency:

Preferred stock, $.001 par value;
5,000,000 shares authorized with none outstanding

Common stock subscriptions	-	30,000

Common stock, $.001 par value;
300,000,000 authorized with:
177,793,067 and 177,758,067 shares issued and outstanding, respectively	177,793	177,758

Additional paid in capital	256,963	151,998
Accumulated deficit	(9,059,238)	(3,121,686)

Total Stockholders' Deficiency	(8,624,482)	(2,761,930)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,640,776	$886,502

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$278,789	$42,100	$283,789	$49,210

Costs and Expenses:

Cost of goods sold	1,490,632	19,153	1,538,632	22,271

Depreciation & amortization	58,872	15,392	155,108	46,176

General & administrative	853,081	290,283	4,245,727	806,222

Total Expenses	2,402,585	324,828	5,939,467	874,669

Loss From Operations	(2,123,796)	(282,728)	(5,655,678)	(825,459)

Other Income and (Expenses)

Interest income	0	0	17	0
Interest expense	(214,909)	(8,704)	(281,891)	(18,112)
Other income	0	0	0	21,000
	(214,909)	(8,704)	(281,874)	2,888

Net Loss	$(2,338,705)	$(291,432)	$(5,937,552)	$(822,571)

Per Share Information
Loss per common share	$0.00	$0.00	$0.00	$0.00

Weighted average number
of shares outstanding	177,793,067	177,662,177	177,781,412	177,612,023

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

	Period ended
	September 30,
	2014	2013

Cash Flows from Operating Activities

Net Loss	$(5,937,552)	$(822,571)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:

Depreciation and amortization	155,108	46,176
Compensatory stock issuances	0	90,500
Inventory	27,795	(4,009)
Unearned revenue	640,124	118,940
Rebates liability	6,490,269	0
Prepaid expenses	(551,542)	(25,000)
Accounts payable	200,043	74,510
Accrued liabilities	55,000	(1,459)
Net cash provided by (used for) operating activities	1,079,245	(522,913)

Cash Flows from Investing Activities

Investment in capitalized software	(365,049)	0
Net cash used for investing activities	(365,049)	0

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Statements of Cash Flows
(Unaudited)

	Period ended
	September 30,
	2014	2013

Cash Flows from Financing Activities

Common stock issued	75,000	115,976
Common stock subscriptions	0	238,000
Related party advances	4,356,941	299,470
Related party payments	(5,505,704)	(150,000)
Borrowings on notes payable	355,155	60,000
Payments on notes payable	(75,000)	(35,608)
Derivative liability	100,000	0
Net cash provided by (used for) financing activities	(693,608)	527,838

Net Increase (Decrease) In Cash	20,588	4,925

Cash At The Beginning Of The Period	237,786	2,604
		-
Cash At The End Of The Period	$258,374	$7,529

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest expense	$281,891	$18,112
Cash paid for income taxes	$0	$0

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

The Company was incorporated in Delaware on November 14, 2006. The Company’s fiscal year end is December 31st.

Basis of Presentation

The interim financial statements of Sungame Corporation (“we”, “us”, “our” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods. These interim financial statements should be read in conjunction with the audited financial statements, notes, and disclaimers thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements.

The financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements known at the time of presentation. The results of operations for the nine months ended September 30, 2014 and 2013 are not necessarily indicative of the entire fiscal year or for any other period. Notwithstanding the aforementioned, the Company is in the process of completing an accounting review which may require a restatement for the period ending December 31, 2013, and will require restatements for the periods ended March 31, 2014, June 30, 2014, and September 30, 2014, which are anticipated to include significant changes from the financial information contained therein.

Risks and Uncertainties

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services. We have many competitors in different industries, including traditional search engines, vertical search engines, e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging startups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging startups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing competing products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

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

Revenue Recognition

We recognize revenue from tablet sales when the products are shipped to the customer since title to the products has passed when the tablets leave our shipping area.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

Equipment

Equipment, when acquired, is stated at cost. Depreciation will be computed using the straight-line method to allocate the cost of depreciable assets over the estimated useful lives of the assets.

Capitalized Software Costs

Capitalized software costs are capitalized when technological feasibility is proven. These costs are amortized over the estimated life of the related assets. Capitalized software costs were $341,419 in prior years for two products that have proven technological feasibility. There was $365,049 of capitalized software costs for the development of the tablet platform portal during the nine months ended September 30, 2014.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

At September 30, 2014 and 2013, the Company had net operating loss carry-forwards of approximately $9,059,000 and $2,532,000, which begin to expire in 2026.  At September 30, 2014 and 2013 the Company had deferred tax assets of approximately $3,467,000 and $886,000 created by the net operating losses, which have been offset by a 100% valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Potentially dilutive securities are stock options for 11,001,000  shares which were not considered outstanding shares because the effect would have been anti-dilutive.

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

3.           Going Concern Uncertainty and Managements’ Plans

In the Company’s audited financial statements for the fiscal year ended December 31, 2013, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.  The Company’s financial statements for the nine months ended September 30, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $5,937,552 and $822,571for the nine months ended September 30, 2014 and 2013, respectively, and an accumulated deficit of $9,059,238 as of September 30, 2014. As of December 31, 2013 the accumulated deficit was $3,121,686. At September 30, 2014, the Company’s total current liabilities exceeded total current assets by $9,039,342,.  At December 31, 2013 this amount was $2,966,851.

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

believes that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

4.            Related Party Transactions

Two former principals of Freevi Corporation and shareholders of the Company have consulting agreements with the Company. Guy Robert, the Company’s Chief Development Officer, entered into an independent contractor agreement with the Company on September 23, 2011 for three years at an annual payment of $120,000 which is paid to Adversor, a company 49% owned by Guy Robert. Neil Chandran, the Company’s Chief Executive Officer provides monthly consulting services to the Company and was paid $290,247 and $142,513 for the nine months ended September 30, 2014 and 2013, respectively.

At September 30, 2014 and December 31, 2013 the Company had working capital advances due to a related party shareholder, Adversor, Inc. (“Adversor”) of $162,372.  These funds are non-interest bearing and are due on demand.  Included in the Company’s accounts payable at September 30, 2014 and December 31, 2013 was $282,087 and $282,087 owed to Adversor.  Due to the merger with Freevi Corporation on April 15, 2011, Adversor is a minority shareholder

During the nine months ended September 30, 2014 and 2013, the Company’s majority shareholder, Chandran Holding Media, Inc. (Chandran) advanced funds to the Company to finance operations.  The Company and Chandran also share certain members of executive management and certain employees.  At September 30, 2014 and 2013, the Company owed Chandran $1,148,762 and $1,652,917.  These funds are non-interest bearing and due on demand.  During the nine months ended September 30, 2014, Chandran advanced funds of $4,356,941to the Company and the Company paid back $5,505,704 to Chandran.  During the nine months ended September 30, 2013, Chandran advanced $299,470 to the Company of which $150,000 was paid back during the nine months ended September 30, 2013

5.            Notes Payable

The Company has four short-term notes payable outstanding at September 30, 2014 as follows:

Date Borrowed	Note Amount	Interest Rate	Maturity Date

6/17/14	$ 40,000	60%	12/17/14
7/02/14	200,000	108%	11/5/2014
8/09/14	150,000	110%	11/21/2014
6/17/14	75,000	141%	6/17/15

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
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

Neil Chandran, the Company’s CEO and President, has personally guaranteed the $40,000 note by pledging 315,000,000 Class B shares of Chandran.

On July 2, 2014 the $150,000 note was extended and increased to $200,000. The $200,000 note is a pledge of future receivables and has been accounted for as a borrowing.  The Lender has the option of receiving a percentage of the daily sales or a minimum of $2,580 per day until the Company has paid back a total of $283,800.  To date, the Lender has always opted to receive the minimum payment of $2,580.  The note matures on November 5, 2014.  On August 9, 2014, the $125,000 note was extended and increased to $150,000. It is also a pledge of future receivables and has been accounted for as a borrowing.  The Company remits $2,999 daily for 75 business days until the Company has paid back $224,850. The note matures on November 21, 2014. The $75,000 note is an 8% Convertible Redeemable Note maturing on June 17, 2015.  The note holder is entitled, at its option, at any time after 180 days to convert all or any amount of the principal face amount of this Note outstanding into shares of the Company’s company stock at a price for each share of common stock equal to 58% of the lowest closing bid price of the common stock as reported on the OTCQB marketplace, which the Company’s shares are traded or any market upon which the common stock may be traded in the future, for the ten prior trading days, including the day upon which the Notice of Conversion is delivered by fax or other electronic method.  This conversion feature into shares of common stock at a discounted market price is a derivative with a fair value of $100,000 using the recorded Black Sholes formula with an interest rate of .12%, a one year term and at a volatility of 204%.  The related discount of $100,000 has been bifurcated with $75,000 of discount offsetting the $75,000 note payable and interest expense of $25,000 being amortized.

6.            Rebates Liability

During the year ended December 31, 2013, the Company entered into a Master Distribution Agreement for its 3D tablets.  This Master Distributor incentivized many potential resellers with the promise of a 3D tablet for each $1,000 advanced to the Company, an additional rebate for this same advanced amount to the Company, and a few potential resellers were also promised $500 educational grants. The Company has incurred a rebates liability of $8,365,522 and $1,875,253 at September 30, 2014 and December 31, 2013, respectively, and an educational grant liability of $55,000 at September 30, 2014.  The Company has used $967,542 and $416,000 at September 30, 2014 and December 31, 2013, respectively, of the tablet advances to prepay tablet production with an Asian manufacturer to be delivered later in 2014. The promotional 3D tablet, rebate, and educational grants are the subject of an internal accounting review, the results of which will may lead to material restatements of the annual report for 2013, and will probably lead to material restatements for the first, second and third quarterly reports of 2014.

7.            Equity

An investor has subscribed for 10,000 shares at $3 per share, which has been included in the balance sheet as common stock subscriptions at December 31, 2013.  These shares were issued in early April, 2014. The Company also issued in the second quarter 25,000 shares at $3 per share to a vendor for services to be provided in a subsequent period. As of the end of the third quarter those services have yet to be provided.

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

8.            Lease and Obligation Commitments

The Company had an operating lease for building space with monthly payments of $3,466, which expired in April, 2013.  The Company leases its corporate headquarters on a month-to-month basis for $1,650.  The Company also leases office space in Beverly Hills, California for $2,220 per month under a one-year operating lease, which began in February, 2014.  The Company also had a $120,000 annual obligation to Guy Robert, a consultant , for future development services through September 2014.  This agreement has not yet been renewed. Details of the lease commitment and future payments in 2014 and beyond are as follows:

	Expense	Future Expenses				After	Total Future
	2014	2014	2015	2016	2017	2018	Expenses

Tablet purchase obligations		2,493,562					2,493,562

Adversor consulting agreement	90,000						0

Office lease	18,360	6,660	2,220				8,880

TOTAL	108,360	2,500,222	2,220	0	0	0	2,502,442

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

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

9.            Legal Matters

The Company was involved in litigation in Colorado in the matter of  Broadway Holdings, Inc. (Broadway) vs. Sungame Corporation.  The suit was a breach of contract by Broadway Holdings, Inc. filed on or about August 2, 2011, in the District Court, Denver County, Colorado.  The case was settled on December 24, 2012.  All claims and counterclaims were dismissed in the confidential settlement.  All Sungame shares held by the Broadway Plaintiffs shareholders, which amounted to 10,780 shares, were cancelled in 2013.

10.            Commitments and Contingencies

On September 23, 2011, the Company entered into an independent contractor agreement with Guy Robert, a key development consultant.  The term of the agreement was for three years at an annual payment of $120,000 to Adversor, a company 49% owned by Guy Robert, with an option agreement granting the following tranches of contingent stock options with an exercise price of $0.001 per share:  3,000,000 on April 1, 2011, 2,667,000 on April 1, 2012, 2,667,000 on April 1, 2013, 2,667,000 on April 1, 2014, and 2,667,000 upon severance of the agreement.  The options will be issued and exercised upon the average daily trading volume exceeding 500,000 for the prior 90 days, of which no shares were exercised by Mr. Robert as of September 30, 2014.  Under the consulting agreement which has expired with Guy Robert he was  also eligible to receive performance based compensation for all deals and projects that he initiates a transaction on in  performance compensation of  2.5% of the net realizable value brought into the Company.

11.              Subsequent Events

On October 3, 2014 the Company entered into a Security Agreement with its merchant bank granting them a security interest in approximately 1,600 tablets in the Company's possession at its storage unit. On October 14, 2014, the Company's merchant bank took physical possession of approximately 1,400 tablets as collateral for chargebacks from customers of approximately $1.28 million.

On October 31, 2014 the Company's independent auditor resigned. The Company has begun the process of retaining a new independent auditor. As the Company has yet to retain an independent auditor,  there has been no review of this filing, including the financial statements contained herein.

On November 19, 2014, the Company contracted with a Principal Accounting Officer to assist the Company in identified areas of weakness, assist with the accounting review, and assist implement internal controls and procedures.

In accordance with ASC 855, Subsequent Events, the Company has evaluated events that occurred subsequent to the balance sheet date through  November 20, 2014, the date of available issuance of these unaudited financial statements.  On Thursday, August 14, 2014, Sungame’s Board of Directors and management concluded that previously issued financial statements and related disclosures in the

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

SUNGAME CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(continued)

Company’s annual report on form 10K for the period ended December 31, 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on form 10-Q for the period ended March 3,1 2014, filed with the SEC on May 23, 2014, should notbe relied upon.  Sungame's Board of Directors and management have also concluded that the Company's quarterly report filed on form 10-Q and its subsequent filing on form 10-QA for the period ended June 30, 2014 should not be relied upon.

The Company’s former independent public accountants raised concerns with the Company as to the effective operation of its controls and procedures relating to revenue recognition.  The Company engaged outside counsel to conduct an internal investigation once it became aware of the situation.  The internal investigation concluded that due to lack of communication between departments, the accounting department had been unaware of all the terms and conditions in respect of right to return product, rebate programs and educational grant incentives associated with funds received by the Company.  As a consequence of this material accounting error, all items previously recognized as revenue and deferred revenue for the above-mentioned periods will be restated as rebate liability, advances payable, or debt.

Based on the findings of the internal investigation, the Company’s independent public accountant advised the Company on Wednesday, August 13, 2014, that disclosure should be made to prevent future reliance on previously issued financial statements and related disclosures which may include the Company's annual report on Form 10K for the period ended December 3,1 2013, filed with the SEC on April 15, 2014, and will include the Company’s quarterly report filed on Form 10-Q for the period ended March 31, 2014, filed with the SEC on May 23, 2014. This matter was disclosed in an 8-K filed on August 28, 2014. The Company also stated in its filing of the Form 10-Q for the period ended June 30, 2014, filed with the SEC on September 18, 2014 and its Form 10-Q/A for the period ended June 30, 2014, filed with the SEC on September 25, 2014 that the financial statements and related disclosures should not be relied upon. The Company is also stating in this current 10-Q for the period ended September 30, 2014, filed with the SEC on November 20, 2014 that no reliance can be placed on these financial statements and related disclosures.

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

The Company had four full time employees as of September 30, 2014.

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

Revenue Recognition

We recognize revenue from tablet sales when the products are shipped since title to the products has passed when the tablets leave our shipping area. We have no advertising revenues to date but will recognize advertising revenues as advertising revenues are provided in the future.

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

Income Taxes

We have effectively provided a full valuation allowance for the tax effects of our net operating losses during the quarter ended September 30, 2014 and September 30, 2013 to offset the deferred tax asset that might otherwise have been recognized as a result of operating losses in the current period and prior periods since, because of our history of operating losses, management is unable to conclude at this time that realization of such benefit is currently more likely than not.

Recent Accounting Pronouncements

There were no recent accounting pronouncements that would have a significant effect on our future financial position, results of operations, and operating cash flows.

Liquidity and Capital Resources

We had $258,374 cash as of September 30, 2014 compared to $ 237,786 at December 31, 2013.  This net increase of $ 20,588 consisted of cash provided by operating activities of $ 1,079,245 offset by cash used for investing activities of $365,049 and cash used for financing activities of $693,608.  Cash provided by operating activities consisted of deposits on future tablet sales of $ 640,124, depreciation and amortization of $155,108, and  an increase in accounts payable of $200,043 offset by our operating loss of $5,937,552, an increase in inventory of $27,795 and an increase in our deposits with our Asian manufacturer of $551,542.  Cash used for investing activities consisted of $365,049 of capitalized software costs for the development of the tablet platform portal. Cash used for financing activities of $693,608 consisted of related party payments of  $5,505,704 offset by related party advances of $4,356,941 and notes payable borrowings of $355,155 and a derivative liability of $100,000 offset by notes payable payments of $ 75,000.

We have incurred significant losses and negative cash flows from operations since our inception in on November 14, 2006.  We have an accumulated deficit of $9,059,238 and a working capital deficiency $9,039,342 as of September 30, 2014.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have historically financed our activities through the private placement of equity securities and through related party advances.  Through September 30, 2014, we have dedicated our financial resources to the development of Flightdeck and Vidirectory and the expansion of our tablet business and general and administrative expenses as described later in the section titled Results of Operations.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Results of Operations - For the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013;

Revenues

We generated revenue of $283,789 for the nine months ended September 30, 2014, versus revenue of $49,210 for the nine months ended September 30, 2013.  All of the revenue for the nine months ended September 30, 2014 is from tablet sales.  The revenue of $49,210 for the nine months ended September 30, 2013 was for our initial tablet sales.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $ 283,789 and $ 1,538,632 for the nine months ended September 30, 2014 and tablet related sales and costs of sales were $49,210 and $22,271 for the nine months ended, September 30, 2013.  The increase in the cost of sales was related to our inventory being collateralized by our merchant bank to satisfy chargebacks of $1,280,000. Tablet sales were minimal during the nine months ended September 30, 2013 as the Company did not begin ramping up selling tablets until the third quarter of 2013.

General and Administrative Expenses

General and administrative expenses were $4,245,725 and $806,222 for the nine months ended September 30, 2014 and 2013, respectively.  This increase of $3,439,503 was primarily due to an increase in consulting fees of $1,162,389 primarily due to capital raising activities, an increase in trade show and advertising expenses of $ 819,099, an increase in selling and support services for tablet sales in Canada of $ 304,133, an increase in travel, and entertainment expense of $ 244,070 an increase in legal fees of $ 195,938 and an increase in our merchant bank fees and bank charges of $ 123,078.

Interest Expense

Interest expense was $ 281,891 and $ 18,112 for the nine months ended September 30, 2014 and 2013, respectively.  This increase of $ 263,779 was primarily due to additional net short term borrowings of $405,000 on four notes payable to various lenders and a derivative liability of $ 100,000 during the nine months ended September 30, 2014.  There was only one smaller borrowing during the nine months ended September 30, 2013 and was paid back before September 30, 2013.

Net Loss

Net loss was $ 5,937,552 and $ 822,571 for the nine months ended September 30, 2014 and 2013, respectively.  This increase in net loss of $ 5,114,981 was attributable to the changes in the revenue and expense captions as described above.

Results of Operations - For the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

We generated revenues for the three months ended September 30, 2014 and three months ended September 30, 2013 of $ 278,789 and $ 42,100, respectively. The revenue of $ 278,789 for the three months ended September 30, 2014 is for tablet sales as is the $ 42,100 of revenue for the three months ended September 30, 2013 which were our initial tablet sales.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Tablet related Revenue and Cost of Sales

Tablet related revenue and cost of sales were $ 278,789 and $ 1,490,632 for the three months ended September 30, 2014.  The increase in the cost of sales was related to our inventory being collateralized by our merchant bank to satisfy chargebacks of $1,280,000. Tablet related revenues and cost of sales during the three months ended September 30, 2013 were $42,100 and $19,153.

General and Administrative Expenses

General and administrative expenses were $ 853,081 and $ 290,283 for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively.  This increase of $ 562,798 was primarily due to an increase of $ 127,628 in consulting expenses primarily related to capital raising activities, an increase in marketing expenses of $ 1,473, an increase of $49,286 in selling and support services for tablet sales in Canada, an increase of $ 98,885 in travel and entertainment expenses, an increase in legal fees of  $22,232, and an increase in our merchant banking fees and bank charges of $ 53,987.

Interest Expense

Interest expense was $ 214,909 and $ 8,704 for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively.  This change of $ 206,205 was primarily due to additional short term borrowings of $ 405,000 on four notes payable to various lenders and a derivative liability of $100,000 during the three months ended September 30, 2014.

Net Loss

Net loss was $ 2,338,705 and $ 291,432 for the three months ended September 30, 2014 and the three months ended September 30, 2013, respectively.  This increase in net loss of $ 2,047,273 was attributable to the changes in the revenue and expense captions as described above.

Off-Balance Sheet Arrangements

The Company has no Off-Balance Sheet Arrangements.

Tabular Disclosure of Contractual Obligations

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Short Term Debt Obligations	$465,000	$465,000
Operating Lease Obligations	$8,880	$8,880
Purchase Obligations	$2,493,562	$2,493,562
Derivative Liability	$100,000	$100,000
Totals	$3,067,442	$3,067,442

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were ineffective as of such date, at a reasonable level of assurance, in ensuring that the information required to be disclosed by our company in the reports we file or submit under the Exchange Act is: (i) accumulated and communicated to our management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f).  Under the supervision and with the participation of our management, including  our  Chief  Executive  Officer  and Chief  Financial  Officer,  we conducted  an  evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission .  Based on our evaluation, management has concluded that our internal control over financial reporting was ineffective as of September 30, 2014.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On Thursday, August 14, 2014, Sungame’s Board of Directors and management concluded that previously issued financial statements and related disclosures in the Company’s annual report on Form 10K for the period ended December 31, 2013, filed with the SEC on April 15, 2014, and the Company’s quarterly report filed on Form 10Q for the period ended March 31, 2014, filed with the SEC on May 23, 2014, should not be relied upon. On September 18, 2014, Sungame’s Board of Directors and management concluded that the quarterly report filed on Form 10Q for the period ended June 30, 2014, filed with the SEC on September 18, 2014 and subsequently amended Form 10Q/A, filed with the SEC on September 25,2014 should not be relied upon. On November 21, 2014, Sungame’s Board of Directors and management concluded that the quarterly report filed on Form 10Q for the period ended September 30, 2014, filed with the SEC on November 21, 2014 should not be relied upon.

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

The Company had come to an agreement on the methodology to conduct the audit of the restatements by having an independent party, contracted by the prior auditor, contact all of the questionable transactions, and identified the third party to be contracted, and collect the underlying information upon which to make the adjustments to the financial records, and may restate its annual filing for 2013 on Form 10-K and will restate all 2014 Quarterly filings through this present third quarterly report.  The Company had compensated the prior auditor for the extra work, and an allocation for the independent third party fees, however, the prior auditor ultimately decided in his professional judgment that he was unwilling to proceed and resigned. (See the Company’s 8K filed 6 November 2014)

As an additional remedial measure to the ineffective controls and procedures, the Company has contracted with Lawrence Dobroff, CPA, to begin functioning as the Company’s Principal Accounting Officer. (PAO) (See the Company’s 8K dated 21 November 2014)  Mr. Dobroff had previously been the CFO of another publically traded company.

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

Item 1A          Risk Factors

The Company is a Smaller Reporting Company.  A Smaller Reporting Company is not required to provide the risk factor disclosure required by this form.

Item 2              Unregistered Sales of Equity Securities and Use of Proceeds

Securities sold by the Issuer within the past three years which were not registered

Date	Class	Amount	Underwriter	Consideration1	Exemption	Conversion	Use of Proceeds

4/10/14	CS	25,000	None	$75,000	4 (a) (2)	N/A	Marketing

4/1/14	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.

11/20/13	CS	79,333	None	$238,000	4 (a) (2)	N/A	OPEX & Inv.

9/13/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.

8/23/13	CS	18,000	None	$54,000	4 (a) (2)	N/A	OPEX & Inv.

6/13/13	CS	1,000	None	$3,000	4 (a) (2)	N/A	OPEX & Inv.

5/29/13	CS	7,500	None	$22,500	4 (a) (2)	N/A	OPEX & Inv.

5/23/13	CS	10,000	None	$30,000	4 (a) (2)	N/A	OPEX & Inv.

4/24/13	CS	68,000	None	$204,000	4 (a) (2)	N/A	OPEX & Inv.

4/15/2011	CS	300,000	None	Merger related services	4 (a) (2)	N/A	OPEX2

4/15/2011	CS	25,000	None	Merger related services	4 (a) (2)	N/A	OPEX6

__________________

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

None

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

Dated:    November 21, 2014
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