Form 10-Q/A
period 2014-09-30
SunGame Corp
filed 2014-11-24
CIK 1462506

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

Explanatory Note

The purpose of this Amendment No. 1 to Sungame Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on November 21, 2014, is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T.  Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).  This Amendment No. 1 to the Form 10-Q also updates the Exhibit Index to reflect the furnishing of Exhibits 101.

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

Date:     November 24, 2014

The financial information contained herein has not been reviewed by the Company’s independent certifying accountant and is subject to material adjustments, and anticipated restatements, once the internal accounting review is completed, which is anticipated to result in significant differences from the financial information contained herein.

Exhibit Index

EXHIBIT
NUMBER	DESCRIPTION

31.1 *	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Sarbanes-Oxley Section 302

32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Sarbanes-Oxley Section 906

101.INS †	XBRL Instance Document
101.SCH †	XBRL Taxonomy Extension Schema Document
101.CAL †	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF †	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB †	XBRL Extension Labels Linkbase Document
101.PRE †	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed as an exhibit to the original Form 10-Q for the quarter ended September 30, 2014, filed November 21, 2014.
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